Form 10KSB
SHIMODA MARKETING, INC.
filed 2008-04-01
CIK 1300414

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-133545

SHIMODA MARKETING, INC.

(Name of small business issuer in its charter)

Florida                                         59-2747731

(State or other jurisdiction of                   (I.R.S. Employer

incorporation or organization)                  Identification No.)

116 West McLeroy Blvd., Saginaw, Texas    76179

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: 817-546-1681

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (_)

Note - Checking the box above will not relieve any  registrant  required to file  reports  pursuant  to Section 13 or 15(d) of the  Exchange  Act from their obligations under those Sections.

Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been  subject  to such  filing  requirements  for the past 90 days.  Yes (X) No(_).

Check if there is no disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $578,591.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $0.00 based on the average high ($0.00) and low ($0.00) price as of March 28, 2008, of $0.00 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,670,000 shares of Common Stock as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

SHIMODA MARKETING, INC.

ANNUAL REPORT ON FORM 10-KSB

Fiscal Year Ended December 31, 2007

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Shimoda Marketing, Inc. for the year ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Shimoda Marketing, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying computer products and services;

(d)

economic resources to support the retail promotion of new products and services;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

PART I

Item 1.  Description of Business.

Business Development

We were incorporated as Shimoda Marketing, Inc. (the “Company” or “SMI”) on December 16, 1986, under the laws of the State of Florida. We amended our Articles of Incorporation on September 13, 2004 changing the par value of our stock and the total authorized capital stock. Since inception, we have acted as sales and marketing representatives for companies in the automotive repair equipment industry as well as consulting services to equipment manufacturers on how they can best attract and maintain new customers and how to service those customers.

Our business has evolved from consulting and assisting distributors with equipment sales in the automotive repair industry to its present status as a national/international sales and marketing representation company for OEM (Original Equipment Manufacturer) suppliers including consultative selling and servicing of OEM distributor and end-user customers as well as distribution channel set-up and management.  We believe that SMI has evolved and has become known in the industry as a “solution provider” for Equipment Manufacturers and Suppliers who have product to sell but who require outside expertise to secure and/or expand distribution channels for their products.

SMI currently provides a full service source for sales, marketing, promotion, and distribution management for key accounts. SMI's intellectual capital results from over twenty-two (22) years in direct sales management, OEM account management; distribution management, and internal support programs – in addition to private-label management of national and international distribution channels.

As sales and marketing representatives, SMI’s consulting service includes managing the sale, and coordinating installation and servicing of equipment under its management agreements for those who distribute products nationally.

Our Business

(1) Principal Products or Services and Their Markets

We provide clients with professional sales and marketing representation on behalf of automotive equipment manufacturers as well as consulting services in the automotive repair industry. The services we provide include:

A.

Sales

1.

Provide pricing tiers that reduce channel conflicts when executed

2.

Prepares sales quotas and contracts for terms of selling

3.

Trains sales force(s) on products and competition

4.

Manages sales force(s) performance

5.

Advises clients of market feedback

6.

Offers strategic planning considerations to improve profits

7.

Develops new market segments for its clients

8.

Works key client trade shows to meet accounts, set up resellers, and sell products

B.

Marketing

1.

Introduce new products to long-term relationship accounts

2.

Properly position products with clients: Good, Better, Best

3.

Provide input for the creation of clients product literature – features, advantages, and benefits

4.

Provide input for the development of websites that can attract and maintain new distributor and end user customers.

5.

Recommend specific distribution channels and provide strategy to maximize benefits of product

C.

Distribution

1.

Map sales territories

2.

Manage channel conflicts

3.

Develop traditional channels - working in conjunction with National Accounts, Government Agencies, Vo-Tech's, and Direct Sales Organizations – domestic and international.

D.

Equipment Servicing

1.

Coordinate installations as part of Key Account services provided

2.

Provide toll-free single contact national service dispatch center that directs service tickets to distribution channel that has been established

3.

Recommend preventive maintenance agreements that extend the life of Key Account equipment investments

4.

Manage service history of all equipment placed.

5.

Provide MRP (material requirement planning) services for global clients

Our sales and marketing representation and our consulting services for our one (1) major commercial customer, Forward Lift, represented 73% of our business for the year ended December 31, 2006. All other distribution representation and consulting services represented approximately 27 % of our business during the fiscal year 2006.   Also in 2006, SMI began services to Chief Automotive Technologies, Inc. (a subsidiary of Dover Corporation).  During the second quarter of 2006 we began to increase our presence as sales and marketing representatives in the collision repair industry.   Thus, SMI does business with three (3) Dover Corporation companies: (1) Forward Lift, (2) Rotary Lift, and (3) Chief Automotive Technologies, Inc.  Initially our services concentrated in the automotive hoists segment of the market.  This strategy also enables a national distributor network to be in place for the other product lines that will be introduced.  Expansion into collision repair equipment began in May 2006.  Since then, 34% of our 2007 revenue has been derived from collision repair equipment distribution services rendered to Chief Automotive Technologies, Inc.

SMI plans on concentrating on the anchor products of automotive commercial repair industry - the vehicle hoists and collision diagnostic equipment. This strategy is based on the technical expertise required for the sale and the need for installations and service repairs. SMI will consult to large clients on the most functional units available for their specific applications, and recommend only certified service crews for installation and services. An inspection and preventive maintenance program will be offered to ensure the investment made will continue to be safe and durable during the normal product life cycle. When product repairs become a poor investment (based on our service repairs database maintained for each lift or diagnostic system throughout the nation) we will consult with customers to replace old equipment with new. After-the-sale equipment services will be offered by coordinating for clients via independent service centers nationwide. A single source contact will be provided for services being dispatched and completed throughout North America.

The lifts on which we will focus are the 10,000 lb. capacity two-post surface mounted units and 12,000 lb. capacity four-post surface mounted units. These lifts constitute an estimated 70% of the entire market (based on the Automotive Lift Institute monthly data reports.) The collision products are pulling, measuring, and specification data. Our suppliers will only be well financed operating entities that offer full product liability insurance in excess of $2M US dollars; quality products with a unique selling proposition, and a responsive technical support team to provide factory assistance and warranty coverage. SMI will offer a "24/6" program to be available for all emergency service calls to further accentuate its commitment to customer satisfaction.

(2) Distribution Methods of the Services

The equipment we manage is drop shipped by our clients (equipment manufacturers) directly to distribution locations via ground transportation. We do not take title of nor bear the risks of ownership for this equipment – the equipment ownership goes directly from the equipment manufacturer to the client.  With the implementation of our expansion we will hire various key account managers to service our current and new clients. Each experienced representative will cover a geographical area extending from their home city. Our account managers will be responsible for business development in their specific area. They will target the commercial segment as well as continuing to service existing clients. We will supply the agents with laptop computers and the appropriate software to down/upload data and information throughout the business day. Orders will come in to the central office and will be sent to the appropriate manufacturer for completion. The completed work product will be drop-shipped direct to the customer using land-based services.

(3) Status of Any Publicly Announced New Product or Service

The unique services which we provide that make us stand above our competition is our national and international coverage. Our product offerings have been otherwise typical manufacturer representatives to wholesalers, business to business, retail customers and high-end quality commercial automotive repair equipment users. We have chosen to refine the services that fall within our capability. While the Internet has provided a new tool for advertising and customer interface, there has been no significant change in services we provide.  We rely heavily on long-term relationships we have cultivated over past two decades. We will be utilizing the Internet as a mainstay of our future advertising and support for our account managers to make our services known to similar accounts that require global representation.

(4) Our Competition

There are approximately two (2) major players that offer similar service – but only on a regional basis in the industry. None has the national contacts and relationships with the key accounts that will be targeted - nor the extensive independent service network to provide the critical support necessary to exceed their expectations for satisfaction.

The automotive repair equipment industry is undergoing a period of transition due to consolidation of car, truck, used vehicle and RV dealerships, service franchises, and the expansion of the big-box mass merchandisers in the automotive parts and service sectors. The vehicles themselves are much more sophisticated.

Our primary competitors are ADG and Johnson Industries and they are the only competitors whose size encompasses beyond regional areas. Each of these companies utilize in-house service companies, greatly limiting their ability to counteract SMI’s association with National Account Resource Division (“NARD”), a national player emerging in the industry with over 400 independent service centers that will cooperate with SMI for exclusive national arrangements. Our competition does not supply service for any of the products that SMI will offer these national services and will create a barrier to entry in servicing SMI’s clients. The lift industry is estimated to be approximately $260M annual business and represents approximately 25% of the independent equipment reseller's equipment offerings. The collision repair equipment industry is of similar size.

When we expand our operation, the next step would be to fill this distribution and service network with the second tier of SMI's equipment product portfolio which would include garage and warehouse storage products (elevating mezzanines, flooring, cabinets, and wall coverings).

Wheel service equipment (wheel balancers, tire changers, and alignment machines), air compressors, lubrication equipment, and oil tanks are considered third tier operations. Although we have not entered into any agreements with NARD as of the date of this prospectus, we intend to be a national sales and marketing representative for NARD which will allow SMI to expand to the third tier of operations which will include products such as wheel balancers, tire changers, brake lathes and nitrogen generators under the NARD label.  The offering of NARD’s equipment will increase the competitive position of SMI in the marketplace and will have a positive effect on our sales and net income.  When we have sufficient cash flow or when we raise additional capital we will look to expand into this third tier of operations.  We have been conducting preliminary communications with NARD regarding our becoming their national sales and marketing representative and when an agreement has been reduced to writing and executed, a copy of the agreement will be filed as an exhibit to this registration statement.

In each case there will be incremental revenues derived from managing installations, parts sales, service, and leases or financing for each new product offering. In order to compete effectively in the equipment industry, a company must provide quality services and products at a reasonable cost. The automotive repair equipment industry, as a whole, is characterized by intense competition with a large number of companies offering or seeking to develop services and products that will compete with those that we offer. It is our belief, based upon our experience that the failure rate of small businesses indicates that far too many begin operations prior to having the skills and knowledge necessary for the day-to-day business operations as well as the necessary capital. As a result, we developed our approach over our twenty-two (22) years of experience.

Our ability to provide personalized service through our account managers - we believe will compete favorably with our competitors that do not provide services similar to ours.

Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for business consulting activities. They may also be in a position to charge lower prices than we would for the same expansion and development opportunities. Consequently, we may encounter some competition in our efforts to achieve our internal and external growth objectives.

(5) Sources and Availability of Raw Materials

We market client’s products and then provide support services and, as a result, we have to maintain relationships with our suppliers to be able to update distribution on raw materials, production capacities, and changing prices.  However, given that we will have a dependence on two (2) specific suppliers – Rotary Lift and Chief Automotive Technologies, these can be easily managed as many of the distributors represent both product lines. Our selected business partners are the industry’s two primary suppliers that will provide a continuous supply of the products we will need. We have specific agreements with these two suppliers.  Additionally we will be dependent on good account managers. The availability of account managers with the education and experience we need does not seem to be critical at this time, as our current contract agents are providing sufficient coverage for clients under Mike Cranfill’s management oversight. In addition, the relationships we have developed with other firms and suppliers have resulted in the ability for us to have a large pool from which to choose our account managers as we grow.

(6) Dependence on Limited Customers

At the present time we rely on one (1) primary customer , Forward Manufacturing Company, Inc., now Forward Lift (since being acquired by Rotary Lift), for the majority of our revenue. Our expanding operations will be designed to reduce our dependence on Forward Lift and will provide us with revenue streams from multiple customers. In the future, we will not have to rely on a limited number of customers for our business. We expect to continue to increase our client base in future months.  In the first quarter of 2006, Forward Lift supplied 100% of our revenue. As of December 31, 2006 this amount was reduced to

73% of our revenue and as of December 31, 2007, this amount has been reduced further to 63%.  2008 plans are to add Cu-bic Space LLC as a key customer that has synergies amongst the other two clients.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

(a)

these agreements will not be breached;

(b)

we would have adequate remedies for any breach; or

(c)

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of either our products or services by others or prevent others from claiming violations of their trade secrets and proprietary rights. While we never trademarked our name, we enjoy being known as “SMI” for the last twenty-two (22) years.

(8) Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval.

(9) Government Regulation

As a consulting company, we are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our activities are subject to local business licensing requirements.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. Over the years our compliance with OSHA was always in order as proven by our never having a single issue with OSHA.

(10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on Internet research and development.

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to any federal, state or local environmental laws that we are aware of.

(12) Our Employees

As of March 31, 2008, we had one employee, Mr. Michael B. Cranfill. As our founder and President, Mr. Cranfill currently provides his time as our only employee, and is paid on an irregular basis to enable business growth and operating capital. Mr. Cranfill currently provides the strategic direction and the necessary labor to support the operation via independent contractors. We have no employees, other than Michael B. Cranfill, our President.

Item 2.  Description of Property.

None

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

At the present time, there is no established market or market price for our shares. There are no shares that have been offered pursuant to or underlying an employee benefit plan. There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

Recent Sales of the Company’s Unregistered Securities.

Set forth below is information regarding the issuance and sales of Shimoda Marketing, Inc.'s common stock without registration during the last three years. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The following securities of Shimoda Marketing, Inc. were issued by SMI within the past three (3) years and were not registered under the Securities Act of 1933:

(a)

On March 31, 2004 the Board of Directors authorized the sale of up to one-hundred (100) additional shares of stock, par value $1.00, to President Michael B. Cranfill.  On September 13, 2004, the Company amended its Articles of Incorporation, changing the par value from $1.00 to $0.01.  On June 1, 2005, the Board of Directors authorized the sale of up to 10,000 shares of stock at $0.01 per share to family, friends and personal business acquaintances of the President, Michael B. Cranfill.  Accordingly, the individuals listed in the table below were issued shares from the authorized capital stock for additional paid-in-capital.

These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to friends, family and personal business acquaintances of the President, Michael B. Cranfill. Each individual had specific knowledge of the Company’s operation that was given to them personally by the President, Michael B. Cranfill. Each individual is considered educated and informed concerning small investments, such as the $2.00 or $1.00 investment in our company. All of the shares were issued on June 30, 2005. Upon receipt of the executed subscription agreements the sale of any additional shares was closed by the Board of Directors.

Name of Stockholder	Shares Issued for Services Rendered 03/31/04	Recapitalization 09/13/04	Consideration Paid 06/01/05-06/22/05	Shares Received 06/22/05	Shares Held Post 100:1 Forward Split 09/30/05
Michael B. Cranfill	100	10,000			1,000,000
Barbara Cranfill			$2.00	200	20,000
Kellye Benton			$2.00	200	20,000
Damon Benton			$1.00	100	10,000
D. Cobra Brann			$1.00	100	10,000
Dedra Girman			$1.00	100	10,000
R. Mark Brann			$2.00	200	20,000
Doug Brown			$1.00	100	10,000
Tara Brown			$1.00	100	10,000
Jennifer Claspell			$2.00	200	20,000
Jerry Claspell			$1.00	100	10,000
Kevin Cooper			$1.00	100	10,000
Courtney L. Cooper			$2.00	200	20,000
Harold D. Cooper			$1.00	100	10,000
Virginia Cranfill			$2.00	200	20,000
Sharon Curry			$1.00	100	10,000
Dale Davis			$1.00	100	10,000
Karen Davis			$1.00	100	10,000
Candace Erdman			$1.00	100	10,000
Jack Geier			$1.00	100	10,000
John Girman			$2.00	200	20,000
Gail Harris			$1.00	100	10,000
David Howgard			$1.00	100	10,000
Sallie Howgard			$1.00	100	10,000
Eric Humphrey			$2.00	200	20,000
Heather Humphrey			$2.00	200	20,000
John Cardell			$2.00	200	20,000
Melody Cardell			$1.00	100	10,000
Adyth Craig Kerr			$2.00	200	20,000

Deborah Kerr	$1.00	100	10,000
Bernard McGuinness, Jr	$1.00	100	10,000
Karen McGuinness	$2.00	200	20,000
Catherine Ramos	$1.00	100	10,000
Donald Schuessler	$2.00	200	20,000
Linda Schuessler	$1.00	100	10,000
Joe Schuessler	$2.00	200	20,000
Mercedes Schuessler	$1.00	100	10,000
John Schuessler	$2.00	200	20,000
Michelle Davis	$1.00	100	10,000
Jeff Tanner	$2.00	200	20,000
Kimberly Tanner	$1.00	100	10,000
James Tapkas	$1.00	100	10,000
Nadja Tapkas	$1.00	100	10,000
Clay Thedford	$1.00	100	10,000
Dory Thedford	$1.00	100	10,000
John Vigil	$1.00	100	10,000
Stacy Wayne	$2.00	200	20,000
Steven Wayne	$1.00	100	10,000
Charlotte Wiley	$1.00	100	10,000
Roger Wiley	$1.00	100	10,000
Cathy Wills	$1.00	100	10,000

Holders of Common Stock

As of March 31, 2008 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately forty-nine.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2008 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	None	Not Applicable	-0-
Total	-0-	-0-	-0-

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual report.

Our Business

Our business has evolved from consulting and equipment sales to end users in the automotive repair equipment industry to its present status as a national/international sales and marketing representation company for OEM suppliers. This includes consultative selling and servicing of OEM’s distributor and end-user customers as well as distribution channel set-up and management.  We believe that SMI has evolved to become known in the industry as a “solution provider” for Equipment Manufacturers and Suppliers who have product to sell but who require outside expertise to secure and/or expand distribution channels for their products.

Presently our President, Michael B. Cranfill, provides the necessary services to our clients. He has been developing his skills since inception (over twenty-two (22) years) to provide leadership for employees that will be hired when we have the necessary capital.

We intend to establish three (3) account managers by August 2008.  Each of the three (3) account managers will be assigned to a specific account:

1.

Rotary Lift, a subsidiary of Dover Corporation

a.

We currently have an agreement with Rotary Lift, a Division of Dover Industries, Inc.  Rotary Lift is in the business of manufacturing, selling, and servicing hydraulic lifts and related equipment. The agreement calls for us to act as an independent sales and marketing representative to solicit orders for products and services in Rotary Lift’s name from targeted accounts located within the United States, Canada, and Mexico.  The orders are to be at prices specified by Rotary Lift and subject to Rotary Lift’s then current published terms and conditions of sale.

b.

Specifically, the agreement specifies that we will and will cause authorized salespersons to make sales calls, manage sales leads, coordinate bid opportunities, develop action plans, participate in training activities, assist with credit issues, provide other general sales and marketing assistance that may be required, and actively develop and provide to Rotary lift competitive intelligence information.

c.

SMI shall earn commissions for all sales of products and services made by Rotary in the targeted territory.  The agreement is to remain in effect until December 31, 2008 with a renewable option.  There is a provision for SMI to cancel this agreement with one hundred twenty (120) days written notice to Rotary.  There is also a provision for Rotary to cancel the agreement with a minimum of thirty (30) days written notice to SMI.

d.

The agreement specifies that SMI, and its president, Mr. Cranfill, will not and will cause its employees, including authorized sales persons, not to sell or offer for sale any products or services which are competitive with any of Rotary Lift’s products and services during the agreement’s term and for a period of 180 days thereafter.

2.

Chief Automotive Technologies, Inc., a subsidiary of Dover Corporation

a.

We currently have an agreement with another division of the Dover Corporation, Chief Automotive Technologies, Inc. (“CAT”).  CAT is in the business of manufacturing, selling, and servicing collision repair equipment and is engaging Mr. Cranfill as its Vice President of Sales and Distribution representative in North America.

b.

The agreement specifies that Mr. Cranfill will solicit orders for products and services in CAT’s name at the prices specified by CAT and subject to CAT’s then current published terms and conditions of sale.  Further, the agreement specifies that Mr. Cranfill will not accept, approve, or execute any order, contract, other document or obligation on behalf of or in the name of CAT without obtaining CAT’s permission.

c.

SMI and Mr. Cranfill will not sell or offer for sale any products or services which are competitive with any of the products and services in the markets CAT serves during the agreement’s term and for 180 days thereafter.  SMI and Mr. Cranfill may not serve as representative for any other competitor during the term of the agreement, which has been renewed for the period of May 22, 2007 through May 22, 2008.

d.

Our current agreement expires on May 22, 2008 with annual renewable options.  Compensation for SMI’s services is at the rate of $16,666.00 per month.  All expenses are to be paid by SMI except those related to trade show attendance by SMI.

3.

National Account Resource Division (NARD) and Cu-bic Space LLC

a.

We do not have an agreement in place with NARD but are in negotiations. We do have a sales and operating service acknowledgement established with Cu-bic Space, LLC.  We plan to maximize our services nationally by the third quarter of 2008. We believe it is appropriate for us to have a presence in the major cities so that we can work effectively with local small businesses as well as the large commercial market segment. We plan to raise additional funds through other financing arrangements, such as borrowings. If we are not able to raise additional funds, we will likely not be able to expand our operations.

We will compete with regional suppliers of automotive equipment as well as national manufacturers and distributors.

We will also compete with other Internet-based companies and businesses that have developed and are in the process of developing competing websites. We cannot guarantee that other websites or functionally similar services have not been developed or are not in development. Many of these Internet-based competitors have greater financial and other resources, and more experience in research and development, than we have.

Our website is operational.  Our Internet address is www.shimoda.us.  Our website is user-friendly and provides prospective clients with a complete listing of our available services. We plan to redesign our website to allow current and potential clients to ask our account managers introductory questions via e-mail. The Company believes that it cannot accurately estimate the cost of this redevelopment of our website due to our inability to define customer requirements to have our website interactive with distribution channel and home offices enabling order status checks, freight tracking numbers and invoices.  When we are able to more clearly define these needs we will be able to accurately assess the cost of redesigning our website.

We believe that interchange will allow us to tailor our services to each particular client. For those potential clients who have needs that we cannot fulfill, we are building a referral network to further entrench us in our industry. We do not expect to have this redesigned website operational until we secure additional capital. However, as of the date of this prospectus, our website redesign has not moved beyond the mere discussion phase as we currently lack the necessary funds to begin redevelopment of our website. We do believe that the redevelopment can be fully operational within thirty days after securing funds. We will hire an employee who will redesign and maintain our website and provide continual updates to our site with the most current information for our potential clients. Assuming our proposed redesigned website becomes operational, we expect to next focus on expanding the scope of our Internet presence. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct such registration.

(i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to implement our expansion strategy. We had a net profit of $37,258.18 for the year ending December 31, 2007.  For the year ended December 31, 2007 we had total current assets of over $177,267. Due to the efforts of our President and his generation of sales and income from consulting services, we have the necessary cash and cash equivalents to satisfy our cash requirements for the next twelve months. Failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely fail to increase our revenues. In the event we need additional funds, we cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations to the level we believe we are capable. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expansion. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, only one of our officers or directors has specifically agreed to pay our expenses should we need such assistance. Our President, Michael Cranfill, has orally agreed to continue to fund the company when additional funds are necessary. He believes it is in his best interest to continue to do so after developing his business over the past twenty-two (22) years. Accordingly, the Board of Directors does not believe it is necessary to have any contract in writing from Mr. Cranfill regarding this commitment.

For the year ended December 31, 2007 we had net income from operations after providing for taxes of $37,258. or $0.02 per share. Our $37,258 in net income contributed to the increase in the cash on hand to a total of $141,020 at December 31, 2007.  Our current assets of $177,267 combined with our sales will satisfy our cash requirements for the next twelve months. Our financials, specifically our Statement of

Operations, clearly define the type of expenditures we have had to make during the last two complete years.  We do not anticipate any major changes other than expenditures for contract labor and the cost of equipment purchases.

The implementation of our expansion strategy is estimated to take approximately twelve months.  We have begun some expansion activity to gain additional clients. The major parts of the strategy that are being immediately implemented are sales and marketing and office equipment and human resource procurement.

 (ii) Summary of product research and development

We are not currently, nor do we anticipate in the future, conducting any research and development activities, other than the development of our proposed website and looking into a possible new industry to target for offering our services. However, we do plan to market ourselves aggressively.  Our lack of research and development is due mainly to the fact that it is the responsibility of the equipment manufacturers to provide their own research and development. We will provide these manufacturer’s important market feedback from the voice of the customer.

(a) Marketing Plan

One of the keys to the SMI marketing plan is the firm's excellent reputation in the industry. SMI has had Forward Lift as a client for the past seventeen years. Having managed this premier distribution channel while in the industry the past twenty-two years, relationship selling has been a strategic aspect of the company's success. SMI will capitalize on these relationships to capture clients on a national basis. Participating at key industry trade shows such as NADA (National Automotive Dealers Association), SEMA and AAPEX (Specialty Equipment Manufacturer's Association and Automotive Aftermarket Parts

Exposition), and NACE (National Automotive Collision Exposition) will provide SMI national exposure in a brief period (over ten month span). It is estimated that 75% of potential accounts will be attending these industry events.

Management believes that it will spend between $7,000 - $23,000 toward the costs associated with our sales and marketing plan. This is to specifically cover our website development, company brochure, Power Point presentation templates, a capability brochure, and media relations.  We are unable at this time to develop a timeline for the implementation of each of these items due to our lack of feedback from our clients as each of these will be customized to the specific requirements of the national accounts.

Our website, www.shimoda.us, will be transformed into an interactive website providing easy access for federal and state procurement offices, architects and general contractors, and purchasing managers of the targeted large clients SMI will seek.  A company brochure detailing our offerings and detailing our national service network will be completed fourth quarter 2008.  The cost of our brochure will be linked to our capability brochures featuring our various products and services.  We anticipate that it will cost an estimated $2,000 - $4,000 for our brochures, when monies become available for this effort.

Membership in state Automotive Service Centers (ASC) and the nationally renowned Equipment Tool Institute (ETI) will also be tactical promotions in reducing our time in gaining market awareness on a national level.

Our additional marketing initiatives will include:

•

utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;

•

links to industry focused websites;

•

affiliated marketing and direct mail; and

•

promotion of our services and attracting businesses through our own website.

(b) Sales Strategies

Capability Brochures. We expect to create a capability brochure featuring our family of services and products. This will be a high quality brochure with extensive detail.

Public Relations and Advertising. We plan to implement a campaign to obtain media coverage by publishing persuasive news articles and feature stories that increase the awareness of the business services and further the acceptance of our products, services and technologies as the solution to targeted customer segments.  Coverage of SMI and Mr. Cranfill has begun independently of our efforts with articles being published in trade magazines.  We anticipate no cost to SMI for media coverage.

(c) Other Markets

During our twenty-two (22) years of operations we have fully developed our target markets. Our new account managers will be responsible for more fully developing their geographic markets as well as any potentially new markets.

(iii) Any expected purchase or sale of plant and significant equipment?

We do anticipate purchases of significant equipment other than general office supplies and general office equipment, should we have sufficient funds to purchase such equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors.  We will purchase various vehicle hoists and ancillary equipment for the purpose of training new distributors and key National Account personnel.  The exact cost of the purchases of vehicle hoists and ancillary equipment is unknown at this time.  We believe we will have to spend an estimated $70,000 - $410,000 on equipment purchases.

(iv) Employees

As of December 31, 2007 we had one employee, Michael B. Cranfill and three independent contractors. As our founder and President, Mr. Cranfill currently provides his time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence. We anticipate achieving growth by hiring additional staff, installing computers, and launching a professionally designed website to attract new clients. We plan to hire individuals with the following strengths:

- Account Manager: This position requires an individual experienced in marketing to small businesses and developing and implementing ongoing marketing strategies. This position will be a liaison between us and those businesses which traditionally utilize automotive repair equipment.

- Accounting Manager: This individual will perform all daily accounting tasks necessary for the company. This position will interface between our CPA and our auditor as necessary.

- Computer Assistant: This individual will have web design experience, a working knowledge of computer networks, as well as work with an outside web design firm to redesign and maintain our website. We believe that our website will be an important tool to expand our area of operations and client base.

Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring three to five additional employees over the next 12 months.

Results of Operations

General

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. During the period ended December 31, 2007, our assets consisted of our cash and equipment -- and our revenues were generated from consulting and sales representative services related to equipment sold to businesses at large. The following table shows our revenues, expenditures and net income for the years from 2006 and 2007.

Although we are seeking to expand services to areas outside of Texas, the uncertain economy could have a material adverse effect on such plans. While we have seen improvement in the business economy, we cannot be assured that continued recovery will occur.

Results of Operations for the Year Ended December 31, 2007

During the twelve months ended December 31, 2007, we had revenues of $578,591.  Costs associated with this revenue were $194,869 resulting in a gross profit of $383,722.

Our revenue increased $102,450 when compared to the same twelve month period in 2006, and our expenses compared to 2006 were nearly doubled, from $204,060 as of December 31, 2006 to $340,866 as of December 31, 2007.  This is attributed to the added expense of Officer Salary of $60,000 in 2007 ($30,000 shown in operating expense, $30,000 was included in cost of sales) and the overall increase in expenses related to increased operations.

Furthermore, the Net Income shows a decrease of $84,715 from 2006 to 2007.

Due to net operating loss carry forwards, the effective income tax rate for the twelve months ended December 31, 2007 is 13.%.  In light of the fact that SMI has ramped up its operations and has absorbed / utilized all available net operating losses, we expect the effective tax rate going forward to be approximately 37%, including federal and state income taxes.

The increase in revenues and gross income can be attributed to our expansion into collision repair equipment distribution services.

Results of Operations for the Year Ended December 31, 2006

During the year ended December 31, 2006, we had revenues of $476,141.  Costs associated with this revenue were $143,213.

Our revenue increased approximately $ 376,520 from 2005 and our expenses compared to 2005 were approximately $39,425 more. Our consulting income increased by nearly $463,884 from 2005.  This is a direct result of our President Michael Cranfill being available full-time to SMI.  Our equipment - sales income decreased by approximately $96,760 during this same period.  We attribute this decrease to SMI concentrating its efforts in the consulting area where profit margins are higher.

We attribute our increase in revenue of over 300% to our President being available for full-time employment with SMI.  Mr. Cranfill’s prior employment with Forward Manufacturing was designed to assist in the development of a continuing beneficial relationship between SMI and Forward for the long-term.   In 2006, Mr. Cranfill managed the distribution channels for its two clients, Rotary Lift/Forward Lift and Chief Automotive Technologies, Inc.  His duties included adding and deleting distributors, adding National Accounts, adding export distributors, establishing pricing tiers for tier distribution channels, analyzing performance of distribution, aiding in collections, providing clients with competitive research, managing industry trade shows, and preparing monthly reports on company strengths, weaknesses, opportunities, and threats to their distribution business.

As a paid employee of Forward Manufacturing Co., Inc. during 2004 and 2005, Mr. Cranfill was required to restrict his business activity with SMI during this two (2) year tenure to avoid any possible conflict of interests.   During the year 2004 Mr. Cranfill was V.P. Sales & Marketing with Forward and then in 2005 he was promoted to President. This restriction applied from January 1, 2004 through December 31, 2005. During this two (2) year period of employment with Forward Manufacturing Mr. Cranfill worked nights and weekends (part-time) to continue to support the operations of SMI.

The increased business in 2006 was due to additional collision repair equipment consulting and national account management services provided to Chief Automotive Technologies, Inc.  None of the consulting income was derived from any termination or separation agreement between Mr. Cranfill and his former employer, Forward Lift.

Liquidity & Capital Resources

During the last five (5) years the company has concentrated its efforts in market share penetration. The automotive repair market trend has shown a steady increase in both the number of large users of equipment and the rate at which small users are disappearing. Management believes it can capitalize on both these trends by utilizing a controlled growth and sound financial plan to locate and keep clients. In the event a downturn in the market occurs, the company plans to tighten its plan on the acquisition of new clients to avoid overextending the internal resources of the company.

Our internal liquidity is typically provided by our operations. During periods when the company needs additional funds, our President Michael B. Cranfill will provide any necessary capital. In the event a building is located and can be leased at a price under market value and the building can be remodeled to accommodate the company, the company will consider leasing in order to enable expansion of warehouse space in a cost effective manner.

While the capital resources of the company were limited in the years 2004 and 2005 from a cash prospective, our cash flow and cash and cash equivalents increased significantly in the fiscal year 2007, with even greater increases anticipated for 2008.  This we attribute directly to the efforts of Mr. Cranfill selling and marketing the products and services offered by SMI.  In the event a supplier or lender requires additional credit to obtain equipment or other business supplies, our officers and directors are willing to extend their credit to accomplish the purchase.

During the second and third quarters of the Company's 2005 year, Management and the Board of Directors decided to implement actions previously discussed in order to further facilitate the Company’s growth and expansion. Pursuant to the Company’s Board of Directors authorization of the sale of shares of the Company’s stock at $0. 00 01 per share to a maximum of sixty (60) family and close friends of the Company’s officers and directors in order to gain additional funding and involvement for the Company’s expansion, the Company continued to seek to bring in friends and family as additional shareholders/investors in the Company in order to assist in funding the Company’s endeavors. As of June 30, 2005, the Company had sold 6 70,000 additional shares of its common stock pursuant to this authorization. During the third quarter of 2005, the Company’s management and Board discussed and decided that, while the expansion of its business into additional lines provided additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of providing sales, marketing and distribution representation as well as consulting services in the automotive repair equipment market. Subsequent to our initial SB-2 filing we have removed our primary offering as management believes it will be successful in raising funds privately when and if necessary.

In summary, the Board and management believe the Company’s expansion in its shareholder base and its growth into providing additional services and increased revenue streams have strengthened and diversified the Company. Management believes that the diversification into consulting services and the product lines offered by SMI have helped the company increase its revenues and net income. Since the service network is already provided via the independent distributors of Forward Lift, duplication efforts are not required for wheel service and collision repair equipment.  We have no written agreement through Forward Lift pertaining to the service network of independent distributors of Forward Lift.  We maintain our own contact with the individual distributor for use of their services.  The Company believes it has methodically built the intellectual capital/knowledge base and a unique, well-rounded supporting infrastructure (i.e., providing the additional ancillary supporting products) that, once adequately capitalized, will become a competitive and unique force in the existing and growing automotive repair equipment market. We have generated enough revenue and profits to begin expansion and funds may or may not be needed to permit us to continue to move forward with our expansion.

Item 7.  Financial Statements.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

Item 8A(T). Controls and Procedures.

(a)   Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the fourth calendar quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and

Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.  Other Information.

None.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

         Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Michael B. Cranfill	58	President, Chairman of the Board of Directors (1)
Barbara Cranfill	55	Treasurer/Director (2)
Kellye Benton	39	Secretary/Director (3)
R. Mark Brann	58	Director (4)
A. Craig Kerr	46	Director (5)

(1)

Mr. Cranfill was President of Forward Manufacturing Company a subsidiary of Dover Corporation, an NYSE listed company.

(2)

This is the first Directorship of a reporting company held by Ms. Cranfill.

(3)

This is the first Directorship of a reporting company held by Ms. Benton.

(4)

This is the first Directorship of a reporting company held by Mr. Brann.

(5)

This is the first Directorship of a reporting company held by Mr. Kerr.

Background of Executive Officers and Directors

- Michael B. Cranfill has served as our President/Chairman of the Board of Directors since December 16, 1986. Mr. Cranfill began his tenure at the company being responsible for all of the day to day operations. This included sales, marketing, bookkeeping/accounting, overseeing the installation of equipment as well as the maintenance of the equipment. The responsibility of hiring and training independent contractors fell on Mr. Cranfill. He developed the necessary job descriptions and company manual providing all the policies and procedures of the company. In coordination with his accountants he set the internal controls over the accounting and financial management of the company. During his twenty-two (22) years as the President he developed the critical relationships with major clients as well as suppliers and subcontractors.

We believe Mr. Cranfill has the skills that have made the company a quality provider of services in the automotive repair equipment industry. In 2005, Mr. Cranfill was President of Forward Manufacturing Company and was instrumental in guiding the company to the No. 3 market share position while managing seventy-six (76) employees at the company’s Ft. Worth, Texas plant. Mr. Cranfill was employed at Forward Manufacturing from January 1, 2004 through December 31, 2005.  During 2004, Mr. Cranfill was the Vice-President of sales and marketing.  Forward Manufacturing Company was acquired by Rotary Lift, a subsidiary of the Dover Corporation (DOV-NYSE), in 1999 and renamed Forward Lift in 2006. Upon his resignation from Forward Manufacturing, Mr. Cranfill was extended a long-term opportunity to continue to manage global distribution channels and national accounts for Forward Manufacturing.  Mr. Cranfill continues to provide his consulting services to Forward Lift.  Previously Mr. Cranfill served as General Manager of Automotive Distribution Group (ADG), a subsidiary of a $4B+ private Toyota distributor in Florida. He managed a team of ninety-five (95) associates and distributors. ADG provided OEM products to the Toyota importer and to the 172 dealers in the network it served. Prior to ADG he was a National Sales Manager for Easton Chemicals where he established a sales organization for a start-up acquisition company for the private Toyota Distributor that became a key supplier of truck bed-liners for Southeast Toyota Distributors. As a National Sales and Marketing Manager for Sun Electric Corporation he introduced a new product line and managed a direct sales force for the industry’s largest provider of automotive repair equipment in the world at that time.

- Barbara Cranfill has served as our Treasurer/Director since January 1992. Ms. Cranfill is the founder and CEO of Chrysalis Resource Management Incorporated (CRMI) with twelve (12) years of business experience specializing in corporate benefit plans, asset management and strategic planning implementation and administration for small companies in the Dallas-Ft. Worth metro-plex. Prior to establishing her own company and functioning as our Treasurer and as a Director of SMI, Ms. Cranfill served in various executive assistant management positions at Toyota; Forward Manufacturing; Cheng & Davenport Accountants; and Ford Aerospace.

- Kellye Benton has served as our Secretary and as a Director since September 17, 2004. Ms. Benton is the CEO of KB Services since 2002. Additionally, she is employed by Hanmecson International.  She provides administrative and consulting services to various companies in the Dallas-Ft. Worth area. From 1999-2005 she was a Key Account Manager at Forward Manufacturing Company reporting directly to the President. She began her career at Forward in 1990 and has held several positions including that of Human Resources Manager from 1994-1997.

- A. Craig Kerr has served as a Director since September 17, 2004. He is currently the CEO of DACK Corporation since 2005. Prior to DACK he was the Director of Customer Relations at Forward Manufacturing from 2003 - 2005. He was the Customer Service Manager for an automotive equipment manufacturer, Hensley Industries from 2000 - 2003. He began his customer service background in 1990 at FM Industries where he worked until 2000.

- R. Mark Brann has served as a Director since September 17, 2004. Mr. Brann is currently the CEO of ABLE Software Consultants, Inc., and has been with them for fifteen years. He has provided IT services and support for many companies including Forward Manufacturing. Mr. Brann holds a degree in Aviation Maintenance as well as holding an FAA license.

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $1,000,000 in revenue we rely on our President Michael B. Cranfill for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Cranfill as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Cranfill has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Cranfill has gained this expertise through his formal education and experience as our President for over twenty-two (22) years. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Annual Report any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year except that our officers and directors have not yet filed their respective Forms 3.  The Company expects that such individuals will have the Forms 3 filed within the next several days and certainly before any trading of the Company’s stock occurs.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 10. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2007 and 2006, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2007 and 2006, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael B. Cranfill (1), President, Chairman of the Board of Directors	2007	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000
	2006	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000
Barbara Cranfill (2), Treasurer/Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kellye Benton (3), Secretary/Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark Brann (4) Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
A. Craig Kerr (5) Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There is no employment contract with Mr. Cranfill at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2) There is an independent contract with Ms. Cranfill through an affiliate company, CRMI, of which she is the CEO at this time. There was a written agreement for compensation since 2006. A salary and stock options and/or warrants program may be developed in the future.  This affiliated company is paid at prevailing market rates. These amounts have been appropriately allocated between cost of sales and operating expenses in the Financial Statements.

(3) There is no employment contract with Kellye Benton at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(4) There is no employment contract with Mark Brann at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(5) There is an independent contract with A. Craig Kerr through an affiliate company, DACK, LLC, of which he is the sole owner. There is a written agreement for contract labor with Mr. Kerr through this agreement.  There are no other agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.  DACK, LLC receives a base payment of $62,000 per year plus an allocation for performance incentives for contract labor services to SMI.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael B. Cranfill, President, Chairman of the Board of Directors	$ 0	-0-	-0-	-0-	-0-	-0-	0
Barbara Cranfill, Treasurer/Director	-0-	-0-	-0-	-0-	-0-		0
Kellye Benton, Secretary/Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark Brann, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
A. Craig Kerr, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Mr. Michael B. Cranfill, Barbara Cranfill, Kellye Benton, Mark Brann and Adyth Craig Kerr. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no written employment agreements with any of our Directors or Officers. There are two agreements with affiliated companies:  (1) Chrysalis Resource Management Incorporated (CRMI), through which our Treasurer/Director Barbara Cranfill provides administrative services to the Company. This affiliated company is paid at prevailing market rates. (2) DACK, LLC, owned by our Director A. Craig Kerr. DACK, LLC provides contract labor to our company.   All of the costs of this contract labor are included in our financial statements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 31, 2008, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees, if applicable.

		Amount and Nature of Beneficial Ownership		Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner	Before Offering	After Offering	Before Offering	After Offering
Common Stock	Michael B. Cranfill (1) 7609 Plaza Ridge Ct. Ft. Worth, TX 76179	1,000,000	1,000,000	59.88%	44.05%
Common Stock	Barbara Cranfill 7609 Plaza Ridge Ct. Ft. Worth, TX 76179	20,000	20,000	0.01%	0.01%
Common Stock	Kellye Benton 828 Evandale Road Burleson, TX 76028	20,000	20,000	0.01%	0.01%
Common Stock	A. Craig Kerr 939 Hidden Oaks Dr. Burleson, TX 76028	20,000	20,000	0.01%	0.01%
Common Stock	Brann, R. Mark 6524 Fairview Dr. Ft. Worth, TX 76148	20,000	20,000	0.01%	0.01%
Common Stock	All Executive Officers and Directors as a Group (1)	1,080,000	1,080,000	59.92%	44.09%
(1) The percentages are based on 1,670,000 shares issued and outstanding.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than as follows:

•

The Company has relationships with two affiliated companies, Chrysalis Resource Management Incorporated (CRMI) and DACK, LLC.

•

CRMI’s sole shareholder, Barbara Cranfill, is also an officer and shareholder in our Company.

•

CRMI provides a variety of administrative support to us and the transaction we consider to be at prevailing market rates.

•

In addition CRMI and SMI have entered into an Oral Commercial Rental Agreement ("Agreement") for the rental of office space located at 116 West McLeroy Blvd., Saginaw, TX 76179, (the “Premises”).

•

CRMI rents the Premises to SMI and SMI rents the Premises from CRMI on a month to month basis, for the monthly rental of $2,750 per month, which includes all utilities (water/electric/sewer/trash removal) and also includes maintenance and cleaning.

•

Since January 3, 2006, DACK, LLC, a company owned by A. Craig Kerr who is also a Director and shareholder in our Company, has provided contract labor to our Company.   DACK, LLC provides administration of corporate accounts to include all material and labor necessary to complete each job.  For the year ended December 31, 2007, DACK, LLC received $82,359.

•

Mr. Cranfill receives no compensation from our payments to these affiliated companies.

•

 The Company has had loans made to it from our majority shareholder, Michael Cranfill.  As of December 31, 2007, Mr. Cranfill made loans totaling $83,134 to the company that are not interest bearing.

Item 13.  Exhibits.

Exhibit Number

Location

and Description

Reference

(a)

Reports of Independent Certified Accountants

Filed Herewith

(b)

Financial Statements

Filed Herewith

(c)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Amended Articles of Incorporation filed

See Exhibit Key

with SB-2 Registration Statement

on March 29, 2006

(3.2)

Bylaws filed with SB-2 Registration

See Exhibit Key

Statement on March 29, 2006

(10.0)

Material Contracts

See Exhibit Key

(10.1)

Rotary Lift Agreement

See Exhibit Key

(10.2)

DACK LLC Agreement

See Exhibit Key

(10.3)

Chief Automotive Technologies, Inc.

Agreement, 2006-2007

See Exhibit Key

(10.4)

Chief Automotive Technologies, Inc.

Agreement, 2007-2008

See Exhibit Key

(11.0)

Statement re:  computation of per share

Note G to

earnings

Financial Stmts.

(14.0)

Code of Ethics

See Exhibit Key

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer

(32.0)

Certification pursuant to 18 U.S.C. § 1350,

Filed herewith

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(99.0)

Exhibits

(99.1)

Agreement between SMI and Contractor

CRMI for 2006

See Exhibit Key

(99.2)

Terms of Oral Agreement between

Chrysalis Resource Management, Inc. and

Shimoda Marketing, Inc.

See Exhibit Key

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on March 29, 2006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on March 29, 2006.

10.1

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement Amendment filed with the

Securities and Exchange Commission on May 25, 2007.

10.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement Amendment filed with the

Securities and Exchange Commission on May 25, 2007.

10.3

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement Amendment filed with the

Securities and Exchange Commission on May 25, 2007.

10.4

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement Amendment filed with the

Securities and Exchange Commission on August 27, 2007.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on March 29, 2006.

99.1

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on March 29, 2006.

99.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement Amendment filed with the

Securities and Exchange Commission on August 27, 2007.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,000 and $6,000 for 2006 and 2007 respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the  performance  of the  audit  or  review  of  the  registrant's  financial statements  and are not reported  under the caption  “Audit Fees” was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $ 0.

All Other Fees,

The aggregate fees billed in each of the last two fiscal years for products and services provided by Randall N. Drake, C.P.A., P.A., other than the services reported above were $0 in paragraphs (e)(1) through (e)(3) of this section.  The nature of the services comprising the fees disclosed under this category was: N/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIMODA MARKETING, INC.

Date: March 31, 2008

By:  /s/ Michael B. Cranfill

MICHAEL B. CRANFILL,

Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Date: March 31, 2008

By:  /s/  Barbara Cranfill

BARBARA CRANFILL,

Treasurer

Director

Date: March 31, 2008

By:  /s/  Kellye Benton

KELLYE BENTON,

Secretary

Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2007 and 2006	F-2

Consolidated Income Statements for the periods ending
December 31, 2007 and 2006	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006 and 2007	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2007 and 2006	F-5

Notes to Financial Statements	F-6—F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Shimoda Marketing, Inc.

We have audited the accompanying balance sheets of Shimoda Marketing, Inc. as of December 31, 2007 and 2006 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shimoda Marketing, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 29, 2008

SHIMODA MARKETING, INC. Balance Sheet As of December 31, 2007 and 2006
ASSETS
	2007	2006
Current Assets:
Bank of America	$141,019.53	$51,355.32
Accounts Receivable	36,247.08	37,657.51
Total Current Assets	177,266.61	89,012.83
Fixed Assets:
Machinery & Equipment	120,657.52	107,727.28
Accumulated Depreciation	(103,348.42)	(99,049.47)
Total Fixed Assets	17,309.10	8,677.81
Other Assets:
Due from Affiliate - NOTE D	0.00	13,142.98
Total Other Assets	0.00	13,142.98
TOTAL ASSETS	$194,575.71	$110,833.62
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
Current Liabilities:
Accounts Payable	$10,203.05	$2,500.00
Income Taxes Payable	2,168.19	5,527.00
Deferred Tax Liability - Current	3,940.06	1,368.00
Payroll Taxes Payable	245.00	0.00
Pension Plan Payable	6,000.00	3,000.00
Total Current Liabilities	22,556.30	12,395.00

Long Term Liabilities:
Shareholder Loans - NOTE C	83,134.00	72,610.45
Due to Affiliate - NOTE D	24,941.82	0.00
Deferred Tax Liability - Long-term	857.24	0.00
Total Long Term Liabilities	108,933.06	72,610.45
Total Liabilities	131,489.36	85,005.45
Stockholders' Equity:
Common Stock, $0.01 par value, 75,000,000 shares
authorized, 1,670,000 shares issued & outstanding	16,700.00	16,700.00
Paid in Capital	172,197.37	172,197.37
Retained Earnings	(125,811.02)	(163,069.20)
Total Stockholders' Equity	63,086.35	25,828.17
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$194,575.71	$110,833.62

See accompanying notes and accountant’s report.

SHIMODA MARKETING, INC. Income Statement For the Years Ended December 31, 2007 and December 31, 2006
	2007	2006
Income
Consulting Income	$575,720.03	$464,233.67
Other Income	2,870.80	11,907.44
Total Income	578,590.83	476,141.11
Cost of Sales - NOTE E
Labor	161,659.47	112,235.52
Overhead	33,209.75	30,977.51
Total Cost of Sales	194,869.22	143,213.03
Gross Profit	383,721.61	332,928.08
Operating Expenses
Bank Service Charges	474.97	262.19
Benefits Expense	5,009.92	2,642.82
Depreciation Expense	4,298.95	3,457.14
Contract Labor - NOTE D	59,251.41	30,964.34
Insurance	9,520.42	8,775.02
Miscellaneous/Administrative	6,708.86	2,792.87
Office Supplies	1,397.43	6,229.98
Officer Salary	30,000.00	15,000.00
Outside Services - NOTE D	88,650.00	34,650.00
Professional Fees	39,491.82	28,120.89
Rent - NOTE I	24,750.00	8,500.50
Taxes	2,850.27	2,192.31
Telephone	9,905.49	11,765.62
Travel and Entertainment	58,556.77	48,706.60
Total Operating Expenses	340,866.31	204,060.28
Income From Operations	42,855.30	128,867.80
Provision for Income Taxes - NOTE B	5,597.12	6,895.00
Net Income	$37,258.18	$121,972.80

Earnings (loss) per common share:
Net income (loss) per share	$0.02	$0.07

See accompanying notes and accountant’s report.

SHIMODA MARKETING, INC. Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2006 and December 31, 2007
	2006
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	1,670,000	$16,700.00	$172,197.37	($285,042.00)	($96,144.63)

Net Income (Loss)				121,972.80	121,972.80

Issuance of Common Stock

Balances at December 31, 2006	1,670,000	$16,700.00	$172,197.37	($163,069.20)	$25,828.17

	2007
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	1,670,000	$16,700.00	$172,197.37	($163,069.20)	$25,828.17

Net Income (Loss)				37,258.18	37,258.18

Balances at December 31, 2007	1,670,000	$16,700.00	$172,197.37	($125,811.02)	$63,086.35

See accompanying notes and accountant’s report.

SHIMODA MARKETING, INC. Statement of Cash Flows For the Years Ended December 31, 2007 and December 31, 2006
	2007	2006
OPERATING ACTIVITIES
Net Income	$37,258.18	$121,972.80
Adjustments to reconcile Net Income
To net cash provided by operations:
Depreciation Expense	4,298.95	3,457.14
(Increase) Decrease in:
Accounts Receivable	1,410.43	(37,657.51)
Increase (Decrease) in:
Accrued Expenses	7,589.24	8,527.00
Deferred Tax Liability	3,429.30	1,368.00
Net cash provided (used) by Operating Activities	53,986.10	97,667.43
INVESTING ACTIVITIES
Acquisition of Fixed Assets	(12,930.24)	(5,393.73)
Net cash provided (used) by Investing Activities	(12,930.24)	(5,393.73)
FINANCING ACTIVITIES
Affiliate Loans	38,084.80	(2,885.36)
Shareholder Loans	10,523.55	(43,333.00)
Net cash provided (used) by Financing Activities	48,608.35	(46,218.36)
Net increase in cash and cash equivalents	89,664.21	46,055.34
Cash and cash equivalents at beginning of period	51,355.32	5,299.98
Cash and cash equivalents at end of period	$141,019.53	$51,355.32

See accompanying notes and accountant’s report.

SHIMODA MARKETING, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated December 16, 1986 in the State of Florida.  On September 13, 2004 the Company amended its Articles of Incorporation changing the par value of its stock and its total authorized shares of common stock.  The Company manages a full service source for sales, marketing, promotion, and distribution management for its customers’ automotive repair needs.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue through consulting distribution setup services in the automotive industry.  Duties include adding / deleting distributors, establishing pricing tiers for tier distribution channels, analyzing distribution performance, aiding in collections, providing clients with competitive research, managing industry trade shows, and preparing strategic monthly reports.  The Company provides these consulting services and bills for them on a monthly basis as they are completed.  The Company bills and is compensated on, both, a step-ladder commission basis and contract fee basis.  Pursuant to SEC Topic 13: Revenue Recognition, the Company recognizes its consulting and related other revenues when its monthly services are completed and billed pursuant to arrangements the Company has in place with its customers.

Concentration of Credit Risk

63% of the Company’s consulting and other revenue, $365,692.61, was derived from its individual largest customer, Forward Lift, for the year ended December 31, 2007.  73% of the Company’s consulting and other revenue, $349,850.82, was derived from its individual largest customer, Forward Lift, for the year ended December 31, 2006.  The Company’s President was previously the president of Forward Lift.   The Company generally collects all of its outstanding trade receivables within thirty (30) days.  At December 31, 2007, the Company had no outstanding receivables from Forward Lift.

SHIMODA MARKETING, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

Income Taxes

The components of the provision for income taxes is summarized as follows:

Current taxes………………………………..	2,168.19
Deferred taxes………………………………	3,428.93
Provision for income taxes………………...	5,597.12

The items accounting for the difference between income taxes computed at the federal and state statutory rate and the provision for income taxes are as follows:

Income tax at federal rate………………...	351.00	.80%
State tax, net of federal tax effect………..	1,817.19	4.24%
Differences relating to cash (tax) v.
accrual (book) accounting………………	2,571.69	6.01%
Book v. tax depreciation…….…………….	857.24	2.01%
Total Provision……………………………..	5,597.12	13.06%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v.
accrual (book) accounting……………………	3,940.06
Long-term Deferred Tax Liabilities:
Differences between book and tax depreciation.	857.24
Total Deferred Taxes…………………………...	4,797.30

As of December 31, 2007, the Company has no remaining net operating losses for income tax purposes.

Recently Adopted or Issued Accounting Pronouncements

There are no new recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to December 31, 2008.

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays an affiliated company, whose sole shareholder is an officer and shareholder in the Company, for a variety of outside administrative support functions.  For the year ended December 31, 2006, fees paid for these services were $46,200.00.   For the year ended December 31, 2007, fees paid for these services were $118,200.00. The Company has also advanced/received funds to/from this affiliate which are non-interest bearing.  The Company also pays another affiliated company, whose owner is a director and shareholder in the Company, for administration of corporate accounts.  Fees paid to this company for the year ended December 31, 2006 were $75,500.08.  Fees paid to this company for the year ended December 31, 2007 were $82,359.00.

SHIMODA MARKETING, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE E – COST OF SERVICES

The Company recognizes direct materials, appropriate allocations of labor (based on time spent directly on generating revenue, as opposed to selling, general and administrative functions), and allocable related overhead (fringes / benefits related to labor, training, trade shows, and appropriate portions of other overhead costs such as rent, telephone, supplies and delivery related directly to the generation of revenue as opposed to selling, general and administrative functions) as direct costs of sales in arriving at the Company’s gross profit.

NOTE F – BENEFIT PLANS

The Company maintains a money purchase pension plan and a profit sharing plan that covers its employees.  The benefits are based on years of service and employees’ compensation.  $6,000.00 was required to be funded during the year ended December 31, 2007 for the money purchase pension plan.  $3,000.00 was required to be funded during the year ended December 31, 2006 for the money purchase pension plan.

NOTE G – EARNINGS PER COMMON SHARE

2007 and 2006 earnings (loss)  per common share of $.02 and $.07 were calculated based on net income numerators of $37,258.18 and $121,972.80, respectively, divided by a denominator of 1,670,000 weighted-average shares of outstanding common stock.

These calculations have been restated to give retroactive effect to the September 30, 2005 100:1 forward stock split (see also NOTE H).

NOTE H – FORWARD STOCK SPLIT

On September 30, 2005 the Company’s Board ratified and authorized a 100:1 forward stock split that resulted in 1,670,000 issued and outstanding shares.

NOTE I – RENT

The Company leases its principal business location at 116 W. McElroy Boulevard, Saginaw, Texas on a month-to-month basis from a company that has common owners with the Company.

NOTE J – COMPENSATION

Michael B. Cranfill, the Company’s President, was the Company’s sole employee during the years ended December 31, 2007 and 2006.  The Company has no employment agreement with Mr. Cranfill.  Mr. Cranfill’s compensation for the years ended December 31, 2007 and 2006 of $60,000.00 and $30,000.00, respectively, were determined by the Company, based on current operations, and were paid in cash to Mr. Cranfill.