Form 10QSB
period 2008-03-31
SHIMODA MARKETING, INC.
filed 2008-05-15
CIK 1300414

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-132791

SHIMODA MARKETING, INC.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of Incorporation or organization)

59-2747731

(I.R.S. Employer Identification No.)

116 West McLeroy Blvd., Saginaw, Texas 76179

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (817) 546-1681

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  (__) Yes (x) No

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 15, 2008 was 1,670,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information,

Item 1.  Financial Statements.

SHIMODA MARKETING, INC. Balance Sheet – (Unaudited) As of March 31, 2008 and March 31, 2007
	2008	2007
ASSETS

Current Assets:
Cash & Cash Equivalents	$170,158	$102,507
Accounts Receivable	37,341	35,383
Total Current Assets	207,499	137,890
Fixed Assets:
Machinery & Equipment	122,603	107,727
Accumulated Depreciation	(105,248)	(99,952)
Total Fixed Assets	17,354	7,775
Other Assets:
Due from Affiliate - NOTE D	0	13,558
Total Other Assets	0	13,558
TOTAL ASSETS	224,853	159,222
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
Current Liabilities:
Accounts Payable	2,406	2,500
Accrued Payroll	10,918	13,853
Income Taxes Payable	7,216	8,543
Deferred Tax Liability - Current	5,676	1,368
Payroll Taxes Payable	3,140	2,540
Pension Plan Payable	7,500	4,500
Total Current Liabilities	36,856	33,304

Long Term Liabilities:
Deferred Tax Liability - Long-Term	1,165	0
Due to Affiliate - NOTE D	24,942	0
Shareholder Loans - NOTE C	85,305	77,892
Total Long Term Liabilities	111,411	77,892
Total Liabilities	148,267	111,196
Stockholders' Equity:
Common Stock, $0.01 par value, 75,000,000 shares
authorized, 1,670,000 shares issued & outstanding	16,700	16,700
Paid in Capital	172,197	172,197

SHIMODA MARKETING, INC. Balance Sheet – (Unaudited) As of March 31, 2008 and March 31, 2007 (continued)
Accumulated Deficit	(112,312)	(140,871)
Total Stockholders' Equity	76,586	48,026
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$224,853	$159,222

See accompanying notes and accountant’s report.

SHIMODA MARKETING, INC. Statement of Operations – (Unaudited) For the Three Months March 31, 2008 and March 31, 2007
	2008	2007
Income:
Consulting Income	$135,701	$140,176
	135,701	140,176
Cost of Sales - NOTE E
Labor	35,402	35,028
Overhead	7,202	8,486
	42,604	43,514
Gross Profit	93,097	96,662
Operating Expenses:
Bank Service Charges	99	99
Benefits Expense	991	1,169
Depreciation Expense	1,900	903
Contract Labor - NOTE D	15,047	13,922
Contributions	50	500
Dues and Subscriptions	51	599
Insurance	6,472	5,737
Licenses and Permits	86	1,812
Miscellaneous/Administrative	555	540
Office Supplies	1,220	150
Officer Salary	7,500	7,500
Outside Services - NOTE D	8,100	8,100
Professional Fees	10,667	2,500
Rent - NOTE H	6,188	6,188
Taxes	614	846
Telephone	2,289	2,436
Travel and Entertainment	10,677	12,920
	72,506	65,921
Income From Operations	20,591	30,741
Provision for Income Taxes - NOTE B	7,092	8,543
Net Income	$13,499	$22,198

Earnings (loss) per common share:
Net income (loss) per share	$0.01	$0.01

Weighted Average Shares Basic and Diluted	1,670,000	1,670,000

See accompanying notes and accountant’s report.

SHIMODA MARKETING, INC. Statement of Cash Flows – (Unaudited) For the Three Months Ended March 31, 2008 and March 31, 2007
	2008	2007
OPERATING ACTIVITIES
Net Income	$13,499	$22,198
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	1,900	903
(Increase) Decrease in:
Accounts Receivable	(1,094)	2,274
Increase (Decrease) in:
Accrued Expenses	7,516	17,893
Income Taxes Payable	4,416	3,016
Deferred Tax Liability	2,676	0
Net cash provided (used) by Operating Activities	28,913	46,284
INVESTING ACTIVITIES
Acquisition of Fixed Assets	(1,945)	0
Net cash provided (used) by Investing Activities	(1,945)	0
FINANCING ACTIVITIES
Affiliate Loans	0	(415)
Shareholder Loans	2,170	5,282
Net cash provided (used) by Financing Activities	2,170	4,867
Net increase in cash and cash equivalents	29,138	51,151
Cash and cash equivalents at beginning of period	141,020	51,356
Cash and cash equivalents at end of period	$170,158	$102,507

See accompanying notes and accountant’s report.

SHIMODA MARKETING, INC.

Notes to Financial Statements –(Unaudited)

March 31, 2008 and March 31, 2007

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

Interim Adjustments

These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Revenue Recognition

The Company generates revenue through consulting and distribution setup services in the automotive industry.  There were no equipment sales during the three months ended March 31, 2008 and 2007.  Duties include adding / deleting distributors, establishing pricing tiers for tier distribution channels, analyzing distribution performance, aiding in collections, providing clients with competitive research, managing industry trade shows, and preparing strategic monthly reports.  The Company provides these services and bills for them on a monthly basis as they are completed.  The Company bills and is compensated on, both, a step-ladder commission basis and contract fee basis.  Pursuant to SEC Topic 13: Revenue Recognition, the Company recognizes its consulting and related other revenues when its monthly services are completed and billed pursuant to arrangements the Company has in place with its customers.

Concentration of Credit Risk

59% of the Company’s revenue, $80,727.13, was derived from its individual largest customer, Forward Lift, for the three months ended March 31, 2008.  63% of the Company’s revenue, $87,842.20, was derived from its individual largest customer, Forward Lift, for the three months ended March 31, 2007.  The Company’s President was previously the president of Forward Lift.  The Company generally collects all of its outstanding trade receivables within a sixty (60) day period.  At March 31, 2008, all receivables outstanding as of the prior December 31, 2007 year end had been collected.  The Company had no outstanding receivables from Forward Lift of as of March 31, 2008 and March 31, 2007, respectively.

SHIMODA MARKETING, INC.

Notes to Financial Statements (Unaudited)

March 31, 2008 and 2007

Income Taxes

The components of the provision for income taxes are summarized as follows:

Current taxes………………………………..	7,216.00
Deferred taxes………………………………	6,841.00
Provision for income taxes………………...	14,057.00

The items accounting for the difference between income taxes computed at the federal and state statutory rate and the provision for income taxes are as follows:

Income tax at federal rate………………...	3,855.00	18.73%
State tax, net of federal tax effect………..	561.00	2.72%
Differences relating to cash (tax) v.
accrual (book) accounting………………	2,368.51	11.50%
Book v. tax depreciation	307.00	1.49%
Total Provision……………………………..	7,091.51	34.44%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v.
accrual (book) accounting……………………	5,676.00
Long-term Deferred Tax Liabilities:
Differences - book v. tax depreciation	1,165.00
Total Deferred Taxes…………………………...	6,841.00

Recently Adopted or Issued Accounting Pronouncements

There are no new recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to December 31, 2009.

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays an affiliated company, whose sole shareholder is an officer and shareholder in the Company, for a variety of outside administrative support functions.  For the three months ended March 31, 2008 and 2007, fees paid for these services were $10,800.00 and $10,800.00, respectively.  The Company has also advanced funds to / from this affiliate which are non-interest bearing.  The Company also pays another affiliated company, whose owner is a director and shareholder in the Company, for administration of corporate accounts.  Fees paid to this company for the three months ended March 31, 2008 and 2007 were $20,187.00 and $20,187.00, respectively.

NOTE E – COST OF SERVICES

The Company recognizes direct materials, appropriate allocations of labor (based on time spent directly on generating revenue, as opposed to selling, general and administrative functions), and allocable related overhead (fringes / benefits related to labor, training, trade shows, and appropriate portions of other overhead costs such as rent, telephone, supplies and delivery

SHIMODA MARKETING, INC.

Notes to Financial Statements (Unaudited)

March 31, 2008 and 2007

NOTE E – COST OF SERVICES (continued)

related directly to the generation of revenue as opposed to selling, general and administrative functions) as direct costs of sales in arriving at the Company’s gross profit.

NOTE F – BENEFIT PLANS

The Company maintains a money purchase pension plan and a profit sharing plan that covers its employees.  The benefits are based on years of service and employees’ compensation.  $1,500.00 was the estimated funding accrued for the three months ended March 31, 2008 and 2007, respectively for the money purchase pension plan.

NOTE G – EARNINGS PER COMMON SHARE

Earnings (loss)  per common share of $.01 for 2008 and 2007 were calculated based on a net income numerator of $13,499. and $22,198  respectively, divided by a denominator of 1,670,000 weighted-average shares of outstanding common stock.  There are no share equivalents.

NOTE H – RENT

The Company leases its principal business location at 116 W. McElroy Boulevard, Saginaw, Texas on a month-to-month basis from a company that has common owners with the Company.

NOTE I – COMPENSATION

Michael B. Cranfill, the Company’s President, was the Company’s sole employee during the three months ended March 31, 2008.  The Company has no employment agreement with Mr. Cranfill.  Mr. Cranfill’s compensation for the three months ended March 31, 2008 of $15,000.00 was determined by the Company, based on current operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shimoda Marketing, Inc.:

We have reviewed the accompanying balance sheets of Shimoda Marketing, Inc. as of March 31, 2008 and 2007 and the related statements of operations and cash flows for the three months periods then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

May 15, 2008

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

 (ii) Summary of product research and development

We are not currently, nor do we anticipate in the future, conducting any research and development activities, other than the development of our proposed website and looking into a possible new industry to target for offering our services. However, we do plan to market ourselves aggressively.  Our lack of research and development is due mainly to the fact that it is the responsibility of the equipment manufacturers to provide their own research and development. We will provide these manufacturers important market feedback from the voice of the customer.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $170,158 as of March 31, 2008 compared to $102,507 as of March 31, 2007. This increase is due mostly to increased earnings during 2007 and efficiently managing costs.

The cash provided by operating activities during the period ended March 31, 2008 was $28,913 as compared to the cash provided during the period ended March 31, 2007 which was $46,284. Operating expenses increased by $6,585 during the same period in large part due to the legal, accounting and other fees related to the costs of periodic reporting to the Securities and Exchange Commission.

Results of Operations – March 31, 2008 Compared to 2007

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net profit after tax for the period ended March 31, 2008, of $13,499 compared to $22,198 for the same period in 2007.   This decrease in the net profit was due substantially to increased professional fees and a minimal drop in revenue.

Our cash flow for the period ended March 31, 2008 showed a net increase in cash of $29,138. Our revenues for the period ended March 31, 2008 were $135,701, as compared to revenues of $140,176 for the same period ended March 31, 2007.  We attribute this minimal decrease to the normal course of business.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  We have presented our financials to give retroactive effect to changes in our capital structure.

Item 3.  Controls and Procedures.

Item 3A(T).  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

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

As of March 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls

After  evaluation by the Company’s management, the  Company’s management has determined there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

Part II.  Other Information

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits

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

Date: May 15, 2008

By:  /s/ Michael B. Cranfill

MICHAEL B. CRANFILL,

Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors