Form 10-Q
period 2008-06-30
SHIMODA MARKETING, INC.
filed 2008-08-14
CIK 1300414

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (__)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 13, 2008 was 1,670,000.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shimoda Marketing, Inc.:

We have reviewed the accompanying balance sheets of Shimoda Marketing, Inc. as of June 30, 2008 and the related statements of operations and cash flows for the three months and six months periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

August 12, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

SHIMODA MARKETING, INC. Balance Sheets As of June 30, 2008 and December 31, 2007

	As of	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash & Cash Equivalents	$198,741	$141,020
Accounts Receivable	33,333	36,247
Total Current Assets	232,074	177,267
Fixed Assets:
Machinery & Equipment	122,603	120,657
Accumulated Depreciation	-107,148	-103,348
Total Fixed Assets	15,455	17,309
TOTAL ASSETS	$247,529	$194,576
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
Current Liabilities:
Accounts Payable	$1,958	$10,204
Accrued Payroll	22,000	0
Income Taxes Payable	8,901	2,168
Deferred Tax Liability - Current	3,716	3,940
Payroll Taxes Payable	4,976	245
Pension Plan Payable	3,000	6,000
Total Current Liabilities	44,551	22,557

Long Term Liabilities:
Deferred Tax Liability - Long-Term	940	857
Due to Affiliate - NOTE D	24,942	24,942
Shareholder Loans - NOTE C	87,475	83,134
Total Long Term Liabilities	113,357	108,933
Total Liabilities	157,908	131,490
Stockholders' Equity:
Common Stock, $0.01 par value, 75,000,000 shares
authorized, 1,670,000 shares issued & outstanding	16,700	16,700
Paid in Capital	172,197	172,197
Retained Earnings	-99,276	-125,811
Total Stockholders' Equity	89,621	63,086

Link to Table of Contents

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$247,529	$194,576

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Operations – (Unaudited) For the Three Months and Six Months Ended June 30, 2008 and 2007

	3 mos ended	3 mos ended	6 mos ended	6 mos ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Consulting Income	$136,525	$176,587	$272,225	$316,763
	136,525	176,587	272,225	316,763
Cost of Sales - NOTE E
Labor	35,637	45,254	71,040	80,282
Overhead	8,633	9,029	15,834	17,515
	44,270	54,283	86,874	97,797
Gross Profit	92,255	122,304	185,351	218,966
Operating Expenses:
Bank Service Charges	30	9	129	107
Benefits Expense	1,545	1,994	2,536	3,164
Depreciation Expense	1,900	903	3,800	1,806
Contract Labor - NOTE D	15,750	14,602	30,797	28,524
Contributions	0	250	50	750
Dues and Subscriptions	153	150	204	749
Insurance	1,706	898	8,178	6,635
Licenses and Permits	0	0	86	1,811
Miscellaneous/Administrative	994	139	1,549	679
Office Supplies	1,882	606	3,101	756
Officer Salary	7,500	17,500	15,000	25,000
Outside Services - NOTE D	8,100	8,249	16,200	16,349
Professional Fees	9,683	7,870	20,349	10,370
Rent - NOTE H	6,187	6,791	12,375	12,979
Taxes	764	1,461	1,379	2,307
Telephone	2,461	2,365	4,750	4,802
Travel and Entertainment	18,265	12,472	28,942	25,392
	76,920	76,259	149,425	142,180
Income From Operations	15,335	46,045	35,926	76,786
Provision for Income Taxes - NOTE B	2,299	17,852	9,391	26,395
Net Income	$13,036	$28,193	$26,535	$50,391

Earnings (loss) per common share:
Net income (loss) per share	$0.01	$0.02	$0.02	$0.03

Weighted Average Shares Basic and Diluted	1,670,000	1,670,000	1,670,000	1,670,000

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Cash Flows – (Unaudited) For the Six Months Ended June 30, 2008 and 2007

	6 mos ended	6 mos ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income	$26,535	$50,391
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	3,800	1,806
(Increase) Decrease in:
Accounts Receivable	2,914	(27,674)
Prepaid Expenses	0	(999)
Increase (Decrease) in:
Accrued Expenses	15,485	9,839
Income Taxes Payable	6,732	3,645
Deferred Tax Liability	(141)	17,223
Net cash provided (used) by Operating Activities	55,325	54,231
INVESTING ACTIVITIES
Acquisition of Fixed Assets	(1,945)	0
Net cash provided (used) by Investing Activities	(1,945)	0
FINANCING ACTIVITIES
Affiliate Loans	0	(415)
Shareholder Loans	4,341	50,000
Net cash provided (used) by Financing Activities	4,341	49,585
Net increase in cash and cash equivalents	57,721	103,816
Cash and cash equivalents at beginning of period	141,020	51,355
Cash and cash equivalents at end of period	$183,256	$155,171

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

As of June 30, 2008 (Unaudited) and December 31, 2007

And for the Three Months and Six Months Ended June 30, 2008 and 2007

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and June 30, 2007; (b) the financial position at June 30, 2008, and (c) cash flows for the six month periods ended June 30, 2008 and June 30, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Revenue Recognition

The Company generates revenue through consulting and distribution setup services in the automotive industry.  Duties include adding/deleting distributors, establishing pricing tiers for tier distribution channels, analyzing distribution performance, aiding in collections, providing clients with competitive research, managing industry trade shows, and

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

As of June 30, 2008 (Unaudited) and December 31, 2007

And for the Three Months and Six Months Ended June 30, 2008 and 2007

(continued)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES – (Continued))

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

Concentration of Credit Risk

Sixty-one percent (61%) of the Company’s revenue, $166,509.35, was derived from its individual largest customer, Forward Lift, for the six months ended June 30, 2008. 68% of the Company’s revenue, $214,430.91, was derived from its individual largest customer, Forward Lift, for the six months ended June 30, 2007.  The Company’s President was previously the president of Forward Lift.  The Company generally collects all of its outstanding trade receivables within a sixty (60) day period.  At June 30, 2008, all receivables outstanding as of the prior December 31, 2007 year end had been collected.  The Company had no outstanding receivables from Forward Lift of as of June 30, 2008 and June 30, 2007, respectively.

Income Taxes

The components of the provision for income taxes are summarized as follows:

Current taxes………………………………..	8,901.00
Deferred taxes………………………………	490.00
Provision for income taxes………………...	9,391.00

The items accounting for the difference between income taxes computed at the federal and state statutory rate and the provision for income taxes are as follows:

Income tax at federal rate………………...	7,752.00	21.58%
State tax, net of federal tax effect………..	1,148.00	3.20%
Differences relating to cash (tax) v.
accrual (book) accounting………………	408.00	1.14%
Book v. tax depreciation	83.00	0.22%
Total Provision……………………………..	9,391.00	26.14%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v.
accrual (book) accounting……………………	3,716.00
Long-term Deferred Tax Liabilities:
Differences - book v. tax depreciation	940.00
Total Deferred Taxes…………………………...	4,656.00

Recently Adopted or Issued Accounting Pronouncements

There are no new recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

As of June 30, 2008 (Unaudited) and December 31, 2007

And for the Three Months and Six Months Ended June 30, 2008 and 2007

(continued)

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to December 31, 2009.

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays an affiliated company, whose sole shareholder is an officer and shareholder in the Company, for a variety of outside administrative support functions.  For the six months ended June 30, 2008 and 2007, fees paid for these services were $21,600. and $21,600., respectively.  The Company has also advanced funds to/from this affiliate which are non-interest bearing.  The Company also pays another affiliated company, whose owner is a director and shareholder in the Company, for administration of corporate accounts.  Fees paid to this company for the six months ended June 30, 2008 and 2007 were $40,374.00 and $40,374.00, respectively.

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

NOTE F – BENEFIT PLANS

The Company maintains a money purchase pension plan and a profit sharing plan that covers its employees.  The benefits are based on years of service and employees’ compensation.  The estimated funding accrued for the six months ended June 30, 2008 and 2007 for the money purchase pension plan was $3,000.00.

NOTE G – EARNINGS PER COMMON SHARE

Earnings (loss) per common share were calculated based on a net income numerator for each period divided by a denominator of 1,670,000 weighted-average shares of outstanding common stock.  The denominator was calculated based on the following issuances of common stock during the current six months ending June 30, 2008:

January 1 to June 30, 2008 – 1,670,000 common shares outstanding.

These calculations have been restated to give retroactive effect to the September 30, 2005 100:1 forward stock split.  There are no share equivalents.

NOTE H – RENT

The Company leases its principal business location at 116 W. McElroy Boulevard, Saginaw, Texas on a month-to-month basis from a company that has common owners with the Company.

NOTE I – COMPENSATION

Michael B. Cranfill, the Company’s President, was the Company’s sole employee during the six months ended June 30, 2008.  The Company has no employment agreement with Mr. Cranfill.  Mr. Cranfill’s compensation for the six months ended June 30, 2008 of $30,000.00 was determined by the Company, based on current operations.

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring three to five additional employees over the next 12 months.

Liquidity and Capital Resources

Our cash and cash equivalents were $198,741 as of June 30, 2008 compared to $141,020 as of December 31, 2007. This increase is due mostly to cost control of our cost of sales during 2008 and efficiently managing operating costs.

The cash provided by operating activities during the period ended June 30, 2008 was $55,325 as compared to the cash provided during the period ended June 30, 2007 which was $54,231. Operating expenses increased by $7,245 during the same period in large part due to the legal, accounting and other fees related to the costs of periodic reporting to the Securities and Exchange Commission.

Results of Operations – June 30, 2008 Compared to 2007

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net profit after tax for the period ended June 30, 2008, of $26,535 compared to $50,391 for the same period in 2007.   This decrease in the net profit was due substantially to increased professional fees and a minimal drop in revenue.

Our cash flow for the period ended June 30, 2008 showed a net increase in cash of $57,721. Our revenues for the period ended June 30, 2008 were $272,225, as compared to revenues of $316,763 for the same period ended June 30, 2007.  We attribute this minimal decrease to the normal course of business.

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Shimoda Marketing, Inc. for the period ended June 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Shimoda Marketing, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

Link to Table of Contents

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

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

As of December 31, 2007 and through the interim period ending June 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

This report on internal controls over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Link to Table of Contents

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2008, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

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

Link to Table of Contents

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

Link to Table of Contents

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

Date: August 14, 2008

By:  /s/ Michael B. Cranfill

MICHAEL B. CRANFILL,

Chief Executive Officer

Chief Financial Officer