Form 10-Q
period 2008-09-30
SHIMODA MARKETING, INC.
filed 2008-11-14
CIK 1300414

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Smaller reporting company (x)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 12, 2008 was 1,670,000.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shimoda Marketing, Inc.:

We have reviewed the accompanying balance sheets of Shimoda Marketing, Inc. as of September 30, 2008 and the related statements of operations and cash flows for the three months and nine months periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 12, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

SHIMODA MARKETING, INC. Balance Sheets As of September 30, 2008 and December 31, 2007

	As of	As of
	Sept. 30, 2008	Dec 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash & Cash Equivalents	$232,217	$141,020
Accounts Receivable	37,040	36,247
Total Current Assets	269,257	177,267
Fixed Assets:
Machinery & Equipment	122,603	120,657
Accumulated Depreciation	(109,048)	(103,348)
Total Fixed Assets	13,555	17,309
TOTAL ASSETS	$282,812	$194,576
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
Current Liabilities:
Accounts Payable	$5,055	$10,204
Accrued Payroll	33,082	0
Income Taxes Payable	12,610	2,168
Deferred Tax Liability – Current	4,146	3,940
Payroll Taxes Payable	6,839	245
Pension Plan Payable	4,500	6,000
Total Current Liabilities	66,232	22,557

Long Term Liabilities:
Deferred Tax Liability - Long-Term	387	857
Due to Affiliate - NOTE D	24,001	24,942
Shareholder Loans - NOTE C	89,646	83,134
Total Long Term Liabilities	114,034	108,933
Total Liabilities	180,266	131,490
Stockholders' Equity:
Common Stock, $0.01 par value, 75,000,000 shares
authorized, 1,670,000 shares issued & outstanding	16,700	16,700
Paid in Capital	172,197	172,197
Retained Earnings	(86,352)	(125,811)
Total Stockholders' Equity	102,545	63,086
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$282,812	$194,576

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statements of Operations – (Unaudited) For the Three Months and Nine Months Ended September 30, 2008 and 2007

	3 mos ended	3 mos ended	9 mos ended	9 mos ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Consulting Income	$137,324	$109,624	$409,549	$426,387
Total Consulting Income	137,324	109,624	409,549	426,387
Cost of Sales - NOTE E
Labor	36,026	30,822	107,066	111,104
Overhead	7,506	7,302	23,340	24,818
Total Cost of Sales	43,532	38,124	130,406	135,922
Gross Profit	93,792	71,500	279,143	290,465
Operating Expenses:
Bank Service Charges	130	8	259	115
Benefits Expense	1,085	874	3,621	4,038
Depreciation Expense	1,900	903	5,700	2,709
Contract Labor - NOTE D	16,918	14,471	47,715	42,995
Contributions	0	0	50	750
Dues and Subscriptions	26	0	230	749
Insurance	1,224	1,435	9,401	8,070
Licenses and Permits	0	0	86	1,811
Miscellaneous/Administrative	359	379	1,829	1,660
Office Supplies	663	542	3,845	1,298
Officer Salary	7,500	2,500	22,500	27,500
Outside Services - NOTE D	8,100	8,164	24,300	24,513
Professional Fees	8,585	6,824	28,934	17,194
Rent - NOTE H	6,187	6,187	18,563	18,563
Taxes	628	69	2,006	2,376
Telephone	3,651	2,711	8,401	7,513
Travel and Entertainment	20,325	9,388	49,267	34,780
Total Operating Expenses	77,281	54,455	226,707	196,634
Income From Operations	16,511	17,045	52,437	93,831
Provision for Income Taxes - NOTE B	3,587	5,859	12,978	32,254
Net Income	$12,924	$11,186	$39,459	$61,577

Earnings (loss) per common share:
Net income (loss) per share	$0.01	$0.01	$0.02	$0.04

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Cash Flows – (Unaudited) For the Nine Months Ended September 30, 2008 and 2007

	9 mos ended	9 mos ended
	Sept. 30, 2008	Sept. 30, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income	$39,459	$61,577
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	5,700	2,709
(Increase) Decrease in:
Accounts Receivable	(793)	(744)
Increase (Decrease) in:
Accounts Payable & Accrued Expenses	33,027	6,953
Income Taxes Payable	10,442	9,504
Deferred Tax Liability	(264)	17,223
Net cash provided (used) by Operating Activities	87,571	97,222
INVESTING ACTIVITIES
Acquisition of Fixed Assets	(1,945)	0
Net cash provided (used) by Investing Activities	(1,945)	0
FINANCING ACTIVITIES
Affiliate Loans	(941)	1,989
Shareholder Loans	6,512	51,946
Net cash provided (used) by Financing Activities	5,571	53,935
Net increase in cash and cash equivalents	91,197	151,157
Cash and cash equivalents at beginning of period	141,020	51,355
Cash and cash equivalents at end of period	$232,217	$202,513

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements (Unaudited)

September 30, 2008

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007; (b) the financial position at September 30, 2008, and (c) cash flows for the nine month periods ended September 30, 2008 and September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements (Unaudited)

September 30, 2008

NOTE B – SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Concentration of Credit Risk

61% of the Company’s revenue, $247,190.73, was derived from its individual largest customer, Forward Lift, for the nine months ended September 30, 2008. 63% of the Company’s revenue, $214,430.91, was derived from its individual largest customer, Forward Lift, for the nine months ended September 30, 2007.  The Company’s President was previously the president of Forward Lift.  The Company generally collects all of its outstanding trade receivables within a sixty (60) day period.  At September 30, 2008, all receivables outstanding as of the prior December 31, 2007 year end had been collected.  The Company had no outstanding receivables from Forward Lift of as of September 30, 2008 and September 30, 2007, respectively.

Income Taxes

The components of the provision for income taxes are summarized as follows:

Current taxes	12,610.00
Deferred taxes	368.00
Provision for income taxes	12,978.00

The items accounting for the difference between income taxes computed at the federal and state statutory rate and the provision for income taxes are as follows:

Income tax at federal rate	10,893.00	20.77%
State tax, net of federal tax effect	1,717.00	3.28%
Differences relating to cash (tax) v.
accrual (book) accounting	838.00	1.60%
Book v. tax depreciation	(470.00)	(.90%)
Total Provision	12,978.00	24.75%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v.
accrual (book) accounting	4,146.00
Long-term Deferred Tax Liabilities:
Differences - book v. tax depreciation	387.00
Total Deferred Taxes	4,533.00

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

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements (Unaudited)

September 30, 2008

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays an affiliated company, whose sole shareholder is an officer and shareholder in the Company, for a variety of outside administrative support functions.  For the nine months ended September 30, 2008 and 2007, fees paid for these services were $32,400. and $32,400., respectively.  The Company has also advanced funds to / from this affiliate which are non-interest bearing.  The Company also pays another affiliated company, whose owner is a director and shareholder in the Company, for administration of corporate accounts.  Fees paid to this company for the nine months ended September 30, 2008 and 2007 were $60,561.00 and $61,172.00, respectively.

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

NOTE F – BENEFIT PLANS

The Company maintains a money purchase pension plan and a profit sharing plan that covers its employees.  The benefits are based on years of service and employees’ compensation.  $4,500.00 and $5,500.00 were the estimated funding accrued for the nine months ended September 30, 2008 and 2007, respectively for the money purchase pension plan.

NOTE G – EARNINGS PER COMMON SHARE

Earnings (loss)  per common share were calculated based on a net income numerator for each period divided by a denominator of 1,670,000 weighted-average shares of outstanding common stock.  The denominator was calculated based on the following issuances of common stock during the current six months ending June 30, 2008:

January 1, to September 30, 2008 – 1,670,000 common shares outstanding

These calculations have been restated to give retroactive effect to the September 30, 2005 100:1 forward stock split.

NOTE H – RENT

The Company leases its principal business location at 116 W. McElroy Boulevard, Saginaw, Texas on a month-to-month basis from a company that has common owners with the Company.

NOTE I – COMPENSATION

Michael B. Cranfill, the Company’s President, was the Company’s sole employee during the nine months ended September 30, 2008.  The Company has no employment agreement with Mr. Cranfill.  Mr. Cranfill’s compensation for the nine months ended September 30, 2008 of $45,000.00 was determined by the Company, based on current operations.

Link to Table of Contents

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Shimoda Marketing, Inc. for the period ended September 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

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

Link to Table of Contents

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

Our Plan of Operation for the next twelve months is to implement our expansion strategy. We had a net profit of $39,459 for the nine months ended September 30, 2008.  In addition, we had total current assets of over $269,257 as of September 30, 2008. Due to the efforts of our President and his generation of sales and income from consulting services, we have the necessary cash and cash equivalents to satisfy our cash requirements for the next twelve months. Failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely fail to increase our revenues. In the event we need additional funds, we cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations to the level we believe we are capable. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expansion. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, only one of our officers or directors has specifically agreed to pay our expenses should we need such assistance. Our President, Michael Cranfill, has orally agreed to continue to fund the company when additional funds are necessary. He believes it is in his best interest to continue to do so after developing his business over the past twenty-two (22) years. Accordingly, the Board of Directors does not believe it is necessary to have any contract in writing from Mr. Cranfill regarding this commitment.

For the nine months ended September 30, 2008 we had net income from operations after providing for taxes of $39,459 or $0.02 per share. Our $37,258 in net income contributed to the increase in the cash on hand to a total of $232,217 at September 30, 2008.  Our current assets of $269,257 combined with our sales will satisfy our cash requirements for the next twelve months. Our financials, specifically our Statement of Operations, clearly define the type of expenditures we have had to make during the last two complete years.  We do not anticipate any major changes other than expenditures for contract labor and the cost of equipment purchases.

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

Link to Table of Contents

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

Link to Table of Contents

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

Liquidity and Capital Resources

Our cash and cash equivalents were $232,217 as of September 30, 2008 compared to $141,020 as of December 31, 2007. This increase is due mostly to cost control of our cost of sales during 2008 and efficiently managing operating costs.

The cash provided by operating activities during the period ended September 30, 2008 was $87,571 as compared to the cash provided during the period ended September 30, 2007 which was $97,222. Operating expenses increased by $30,073 during the same period in large part due to the increased travel and other fees related to the costs of periodic reporting to the Securities and Exchange Commission.

Results of Operations – September 30, 2008 Compared to 2007

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net profit after tax for the period ended September 30, 2008, of $39,459 compared to $61,577 for the same period in 2007.   This decrease in the net profit was due substantially to increased travel and professional fees and a minimal drop in revenue.

Link to Table of Contents

Our cash flow for the period ended September 30, 2008 showed a net increase in cash of $91,197. Our revenues for the period ended September 30, 2008 were $409,549, as compared to revenues of $426,387 for the same period ended September 30, 2007.  We attribute this decrease to the normal course of business.

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

During the third quarter of 2008 and through the interim period ending September 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2008, the Company did not issue any unregistered shares of its common stock.

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

Link to Table of Contents

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

Link to Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIMODA MARKETING, INC.

Date: November 13, 2008

By:  /s/ Michael B. Cranfill

MICHAEL B. CRANFILL,

Chief Executive Officer

Chief Financial Officer