Form 10-K
period 2008-12-31
SHIMODA MARKETING, INC.
filed 2009-04-15
CIK 1300414

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 000-53378

SHIMODA MARKETING, INC.

(Name of small business issuer in its charter)

Florida                                       59-2747731

(State or other jurisdiction of                   (I.R.S. Employer

incorporation or organization)                  Identification No.)

116 West McLeroy Blvd., Saginaw, Texas    76179

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (817) 546-1681

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  )  No (x)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes (x) No (  )

Indicate by check mark Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (x) No (_).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter)

Link to Table of Contents

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( ) No (x).

Indicate by check mark if disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-K is not contained  herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (_).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter:  $0.00 based on the average high ($0.00) and low ($0.00) price as of April 15, 2009, of $0.00 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,020,000 shares of Common Stock (par value $.01 per share) as of April 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

Link to Table of Contents

SHIMODA MARKETING, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2008

Link to Table of Contents

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Shimoda Marketing, Inc. for the year ended December 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

(12) Our Employees

As of April 15, 2009, we had one employee, Mr. Michael B. Cranfill. As our founder and President, Mr. Cranfill currently provides his time as our only employee, and is paid on an irregular basis to enable business growth and operating capital. Mr. Cranfill currently provides the strategic direction and the necessary labor to support the operation via independent contractors. We have no employees, other than Michael B. Cranfill, our President.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Link to Table of Contents

Item 1B. Unresolved Staff Comments

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

None

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the symbol SMMM.OB.  There has never been any volume or trading in our stock.

Recent Sales of the Company’s Unregistered Securities.

None

Holders of Common Stock

As of April 15, 2009 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 49.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2009 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Securities Authorized For Issuance Under Equity Compensation Plans

Not Applicable.

Item 6. Selected Financial Data

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual report.

Link to Table of Contents

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

Link to Table of Contents

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

Our Plan of Operation for the next twelve months is to implement our expansion strategy. We had a net loss of $14,701 for the year ending December 31, 2008.  For the year ended December 31, 2008 we had total current assets of over $207,932. Due to the efforts of our President and his generation of sales and income from consulting services, we have the necessary cash and cash equivalents to satisfy our cash requirements for the next twelve months. Failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely fail to increase our revenues. In the event we need additional funds, we cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations to the level we believe we are capable. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expansion. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, only one of our officers or directors has specifically agreed to pay our expenses should we need such assistance. Our President, Michael Cranfill, has orally agreed to continue to fund the company when additional funds are necessary. He believes it is in his best interest to continue to do so after developing his business over the past twenty-two (22) years. Accordingly, the Board of Directors does not believe it is necessary to have any contract in writing from Mr. Cranfill regarding this commitment.

For the year ended December 31, 2008 we had net income from operations after providing for taxes of ($14,701) or $0.00 per share. Our net loss contributed to the decrease in cash from operations for the period ending December 31, 2008.  Our current assets of $207,932 combined with our sales should satisfy our cash requirements for the next twelve months. Our financials, specifically our Statement of Operations, clearly define the type of expenditures we have had to make during the last two

Link to Table of Contents

complete years.  We do not anticipate any major changes other than expenditures for contract labor and the cost of equipment purchases.

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

Link to Table of Contents

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

Results of Operations

General

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. During the period ended December 31, 2008, our assets consisted of our cash and equipment -- and our revenues were generated from consulting and sales representative services related to equipment sold to businesses at large. The following table shows our revenues, expenditures and net income for the years from 2007 and 2008.

Although we are seeking to expand services to areas outside of Texas, the uncertain economy could have a material adverse effect on such plans. While we have seen improvement in the business economy, we cannot be assured that continued recovery will occur.

Link to Table of Contents

Results of Operations for the Year Ended December 31, 2008

During the twelve months ended December 31, 2008, we had revenues of $527,985.  Costs associated with this revenue were $185,664 resulting in a gross profit of $342,321.

Our revenue decreased $50,606 when compared to the same twelve month period in 2007, and our expenses compared to 2007 were essentially unchanged, from $340,867 as of December 31, 2007 to $355,307 as of December 31, 2008.  Furthermore, the Net Income shows a decrease of $51,958 from 2007 to 2008.

Due to net operating loss carry forwards, the effective income tax rate for the twelve months ended December 31, 2008 is 13.%.  In light of the fact that SMI has ramped up its operations and has absorbed / utilized all available net operating losses, we expect the effective tax rate going forward to be approximately 37%, including federal and state income taxes.

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

While the capital resources of the company were limited in the years 2006 and 2007 from a cash prospective, our cash flow and cash and cash equivalents have continued to increase during fiscal year 2008, with even greater increases anticipated for 2009.  This we attribute directly to the efforts of Mr. Cranfill selling and marketing the products and services offered by SMI.  In the event a supplier or lender requires additional credit to obtain equipment or other business supplies, our officers and directors are willing to extend their credit to accomplish the purchase.

During the second and third quarters of the Company's 2005 year, Management and the Board of Directors decided to implement actions previously discussed in order to further facilitate the Company’s growth and expansion. Pursuant to the Company’s Board of Directors authorization of the sale of shares of the Company’s stock at $0. 00 01 per share to a maximum of sixty (60) family and close friends of the Company’s officers and directors in order to gain additional funding and involvement for the Company’s expansion, the Company continued to seek to bring in friends and family as additional shareholders/investors in the Company in order to assist in funding the Company’s endeavors. As of June 30, 2005, the Company had sold 70,000 additional shares of its common stock pursuant to this authorization. During the third quarter of 2005, the Company’s management and Board discussed and decided that, while the expansion of its business into additional lines provided additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of providing sales, marketing and distribution representation as well as consulting services in the automotive repair equipment market. Subsequent to our initial SB-2 filing we have removed our primary offering as management believes it will be successful in raising funds privately when and if necessary.

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

Link to Table of Contents

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Link to Table of Contents

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Michael B. Cranfill	59	President, Chairman of the Board of Directors (1)
Barbara Cranfill	56	Treasurer/Director (2)
Kellye Benton	40	Secretary/Director (3)
A. Craig Kerr	47	Director (4)

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

Link to Table of Contents

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

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $1,000,000 in revenue we rely on our President Michael B. Cranfill for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Cranfill as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Cranfill has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Cranfill has gained this expertise through his formal education and experience as our President for over twenty-three (23) years. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Annual Report any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Link to Table of Contents

Item 11. Executive Compensation.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael B. Cranfill (1), President, Chairman of the Board of Directors	2008	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000
	2007	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000
Barbara Cranfill (2), Treasurer/Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kellye Benton (3), Secretary/Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
A. Craig Kerr (4) Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(4) There is an independent contract with A. Craig Kerr through an affiliate company, DACK, LLC, of which he is the sole owner. There is a written agreement for contract labor with Mr. Kerr through this agreement.  There are no other agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.  DACK, LLC receives a base payment of $62,000 per year plus an allocation for performance incentives for contract labor services to SMI.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Link to Table of Contents

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

Board of Directors and Committees

Currently, our Board of Directors consists of Mr. Michael B. Cranfill, Barbara Cranfill, Kellye Benton and Adyth Craig Kerr. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of April 14, 2009, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees, if applicable.

		Amount and Nature of Beneficial Ownership	Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner

Link to Table of Contents

Common Stock	Michael B. Cranfill (1) 7609 Plaza Ridge Ct. Ft. Worth, TX 76179	6,000,000	59.9%
Common Stock	Barbara Cranfill 7609 Plaza Ridge Ct. Ft. Worth, TX 76179	120,000	1.1%
Common Stock	Kellye Benton 828 Evandale Road Burleson, TX 76028	120,000	1.1%
Common Stock	A. Craig Kerr 939 Hidden Oaks Dr. Burleson, TX 76028	120,000	1.1%

Common Stock	All Executive Officers and Directors as a Group (1)	6,360,000	63.2%
(1) The percentages are based on 10,020,000 shares issued and outstanding.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in

Link to Table of Contents

connection with statutory and regulatory filings or engagements for those fiscal years was $7,250 for 2007 and $8,000 for 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the  performance  of the  audit  or  review  of  the  registrant's  financial statements  and are not reported  under the caption  "Audit Fees" was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

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

Part IV

Item 15.  Exhibits.

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

99.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement Amendment filed with the

Securities and Exchange Commission on August 27, 2007.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SHIMODA MARKETING, INC.

Date: April 15, 2009

By:  /s/ MICHAEL B. CRANFILL

                                           MICHAEL B. CRANFILL

                                           Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 15, 2009

By:  /s/ MICHAEL B. CRANFILL

                                           MICHAEL B. CRANFILL

                                           Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Date: April 15, 2009

By:  /s/  BARBARA CRANFILL

BARBARA CRANFILL,

Treasurer

Director

Date: April 15, 2009

By:  /s/  A. CRAIG KERR

A. CRAIG KERR,

Secretary

Director

Link to Table of Contents

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2008 and 2007	F-2

Consolidated Income Statements for the periods ending
December 31, 2008 and 2007	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007 and 2008	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2008 and 2007	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Shimoda Marketing, Inc.:

We have audited the accompanying balance sheets of Shimoda Marketing, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shimoda Marketing, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

April 15, 2009

Link to Table of Contents

SHIMODA MARKETING, INC. Balance Sheet As of December 31, 2008 and 2007

ASSETS
	2008	2007
Current Assets:
Bank of America	$173,440	$141,020
Accounts Receivable	34,492	36,247
Total Current Assets	207,932	177,267
Fixed Assets:
Machinery & Equipment	122,603	120,658
Accumulated Depreciation	(110,940)	(103,349)
Total Fixed Assets	11,663	17,309
TOTAL ASSETS	$219,595	$194,576
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
Current Liabilities:
Accounts Payable	$6,899	$10,203
Income Taxes Payable	2,225	2,168
Deferred Tax Liability - Current	3,454	3,940
Payroll Taxes Payable	56	245
Pension Plan Payable	4,500	6,000
Total Current Liabilities	17,134	22,556

Long Term Liabilities:
Shareholder Loans - NOTE C	43,874	83,135
Due to Affiliate - NOTE D	110,001	24,942
Deferred Tax Liability - Long-term	201	857
Total Long Term Liabilities	154,076	108,934
Total Liabilities	171,210	131,490
Stockholders' Equity:
Common Stock, $0.01 par value, 75,000,000 shares auth.,
10,020,000 and 1,670,000 shares issued & outstanding for 2008 and 2007, respectively	100,200	16,700
Paid in Capital	88,697	172,197
Retained Earnings	(140,512)	(125,811)
Total Stockholders' Equity	48,385	63,086
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$219,595	$194,576

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Operations For the Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Income:
Consulting Income	$525,051	$575,720
Other Income	2,934	2,871
	527,985	578,591
Cost of Sales - NOTE E
Labor	156,316	161,659
Overhead	29,348	33,210
	185,664	194,869
Gross Profit	342,321	383,722
Operating Expenses:
Bank Service Charges	389	475
Benefits Expense	4,391	5,010
Depreciation Expense	7,592	4,299
Contract Labor - NOTE D	60,803	59,251
Insurance	11,107	9,520
Miscellaneous/Administrative	2,626	6,709
Office Supplies	4,683	1,397
Officer Salary	22,500	30,000
Outside Services - NOTE D	96,900	88,650
Professional Fees	35,305	39,493
Rent - NOTE I	24,750	24,750
Taxes	2,434	2,850
Telephone	10,983	9,906
Travel and Entertainment	70,844	58,557
	355,307	340,867
Income From Operations	(12,986)	42,855
Provision for Income Taxes - NOTE B	1,715	5,597
Net Income	($14,701)	$37,257
Earnings (loss) per common share:
Net income (loss) per share	($0.00)	$0.02

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2008 and December 31, 2007
	2007
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	1,670,000	$16,700	$172,197	($163,069)	$25,828

Net Income (Loss)				37,258	37,258

Balances at December 31, 2007	1,670,000	$16,700	$172,197	($125,811)	$63,086
	2008
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2008	1,670,000	$16,700	$172,197	($125,811)	$63,086

10/20/08 6:1 Forward Stock Split	8,350,000	83,500.00	(83,500.00)

Net Income (Loss)				(14,701)	(14,701)

Issuance of Common Stock

Balances at December 31, 2008	10,020,000	$100,200	$88,697	($140,512)	$48,385

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Cash Flows For the Years Ended December 31, 2008 and December 31, 2007

	2008	2007
OPERATING ACTIVITIES
Net Income	($14,701)	$37,257
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	7,592	4,299
(Increase) Decrease in:
Accounts Receivable	1,755	1,411
Increase (Decrease) in:
Accrued Expenses	(4,936)	7,589
Deferred Tax Liability	(1,142)	3,429
Net cash provided (used) by Operating Activities	(11,432)	53,985
INVESTING ACTIVITIES
Acquisition of Fixed Assets	(1,945)	(12,930)
Net cash provided (used) by Investing Activities	(1,945)	(12,930)
FINANCING ACTIVITIES
Affiliate Loans	85,058	38,086
Shareholder Loans	(39,261)	10,524
Net cash provided (used) by Financing Activities	45,797	48,610
Net increase in cash and cash equivalents	32,420	89,665
Cash and cash equivalents at beginning of period	141,020	51,355
Cash and cash equivalents at end of period	$173,440	$141,020

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

December 31, 2008 and December 31, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated December 16, 1986 in the State of Florida.  On September 13, 2004 and October 20, 2008 the Company amended its Articles of Incorporation changing the par value of its stock and its total authorized shares of common stock.  The Company manages a full service source for sales, marketing, promotion, and distribution management for its customers’ automotive repair needs.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2008 and 2007, (b) the financial position at December 31, 2008 and 2007, and (c) cash flows for years ended December 31, 2008 and 2007, have been made.

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

Revenue Recognition

The Company generates revenue through consulting and distribution setup services in the automotive industry.  Duties include adding / deleting distributors, establishing pricing tiers for tier distribution channels, analyzing distribution performance, aiding in collections, providing clients with competitive research, managing industry trade shows, and preparing strategic monthly reports.  The Company provides these services and bills for them on a monthly basis as they are completed.  The Company bills and is compensated on, both, a step-ladder commission basis and contract fee basis.  Pursuant to SEC Topic 13: Revenue Recognition, the Company recognizes its consulting and related other revenues

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

December 31, 2008 and December 31, 2007

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk (continued)

when its monthly services are completed and billed pursuant to arrangements the Company has in place with its customers.

Concentration of Credit Risk

60% of the Company’s revenue, $313,906, was derived from its individual largest customer, Forward Lift, for the year ended December 31, 2008.   Sixty-three percent of the Company’s revenue, $365,693, was derived from its individual largest customer, Forward Lift, for the year ended December 31, 2007.  The Company’s President was previously the president of Forward Lift.  The Company generally collects all of its outstanding trade receivables within a sixty (60)

day period.  At December 31, 2008, all receivables outstanding as of the prior December 31, 2007 year end had been collected.  The Company had no outstanding receivables from Forward Lift of as of December 31, 2008 and December 31, 2007, respectively.

Income Taxes

The components of the provision for income taxes are summarized as follows:

Current taxes………………………………..	2,225
Deferred taxes………………………………	(510)
Provision for income taxes………………...	1,715

The items accounting for the difference between income taxes computed at the federal and state statutory rate and the provision for income taxes are as follows:

Income tax at federal rate	0
State tax, net of federal tax effect	2,225
Differences relating to cash (tax) v. accrual (book) accounting	146
Book v. tax depreciation	(656)
Total Provision……………………………..	1,755

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v. accrual (book) accounting	3,454
Long-term Deferred Tax Liabilities:
Differences - book v. tax depreciation	201
Total Deferred Taxes…………………………...	3,655

Recently Adopted or Issued Accounting Pronouncements

There are no new recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

December 31, 2008 and December 31, 2007

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to December 31, 2010.

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays an affiliated company, whose sole shareholder is an officer and shareholder in the Company, for a variety of outside administrative support functions.  For the years ended December 31, 2008 and 2007, fees paid for these services were $129,200 and $118,200, respectively.  The Company has also advanced funds to / from this affiliate which are non-interest bearing.  The Company also pays another affiliated company, whose owner is a director and shareholder in the Company, for administration of corporate accounts.  Fees paid to this company for the years ended December 31, 2008 and 2007 were $81,248 and $82,359, respectively.

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

NOTE F – BENEFIT PLANS

The Company maintains a money purchase pension plan and a profit sharing plan that covers its employees.  The benefits are based on years of service and employees’ compensation.  $4,500 and $6,000 were the amounts accrued to be funded for the years ended December 31, 2008 and 2007, respectively, for the money purchase pension plan.

NOTE G – EARNINGS PER COMMON SHARE

Earnings (loss)  per common share were calculated based on a net income numerator for each period divided by a denominator of 10,020,000 and 1,670,000 weighted-average shares basic and diluted of outstanding common stock for 2008 and 2007.   There are no share equivalents.

NOTE H – RENT

The Company leases its principal business location at 116 W. McElroy Boulevard, Saginaw, Texas on a month-to-month basis from a company that has common owners with the Company.

NOTE I – COMPENSATION

Michael B. Cranfill, the Company’s President, was the Company’s sole employee during the years ended December 31, 2008 and 2007.  The Company has no employment agreement with Mr. Cranfill.  Mr. Cranfill’s compensation for the years ended December 31, 2008 and 2007 of $45,000 and $60,000, respectively, was determined by the Company, based on current operations.