Form 10-Q
period 2009-03-31
SHIMODA MARKETING, INC.
filed 2009-05-20
CIK 1300414

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 20, 2009 was 1,670,000.

Link to Table of Contents

Link to Table of Contents

SHIMODA MARKETING, INC. Balance Sheet As of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	As of	As of
	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets:
Cash & Cash Equivalents	$207,112	$173,440
Accounts Receivable	33,332	34,492
Total Current Assets	240,444	207,932
Fixed Assets:
Machinery & Equipment	122,603	122,603
Accumulated Depreciation	(112,072)	(110,940)
Total Fixed Assets	10,531	11,663
TOTAL ASSETS	$250,975	$219,595
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
Current Liabilities:
Accounts Payable	$6,000	$6,899
Accrued Payroll	7,676	0
Income Taxes Payable	7,599	2,225
Deferred Tax Liability - Current	2,901	3,454
Payroll Taxes Payable	1,164	56
Pension Plan Payable	5,500	4,500
Total Current Liabilities	30,840	17,134

Long Term Liabilities:
Deferred Tax Liability - Long-Term	201	201
Due to Affiliate - NOTE D	110,001	110,001
Shareholder Loans - NOTE C	46,045	43,874
Total Long Term Liabilities	156,247	154,076
Total Liabilities	187,087	171,210
Stockholders' Equity:
Common Stock, $0.01 par value, 75,000,000 shares
authorized, 10,020,000 shares issued & outstanding	100,200	100,200
Paid in Capital	88,697	88,697
Retained Earnings	(125,009)	(140,512)
Total Stockholders' Equity	63,888	48,385
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$250,975	$219,595

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Operations For the Three Months Ended March 31, 2009 and March 31, 2008 (Unaudited)

	2009	2008
Income:
Consulting Income	$109,758	$135,701
	109,758	135,701
Cost of Sales - NOTE E
Labor	33,625	35,403
Overhead	4,858	7,202
	38,483	42,605
Gross Profit	71,275	93,096
Operating Expenses:
Bank Service Charges	158	99
Benefits Expense	784	991
Depreciation Expense	1,132	1,900
Contract Labor - NOTE D	10,125	15,047
Contributions	0	50
Dues and Subscriptions	51	51
Insurance	6,246	6,472
Licenses and Permits	0	86
Miscellaneous/Administrative	0	555
Office Supplies	46	1,220
Officer Salary	5,000	7,500
Outside Services - NOTE D	8,100	8,100
Professional Fees	1,100	10,667
Rent - NOTE H	7,088	6,188
Taxes	505	614
Telephone	2,347	2,289
Travel and Entertainment	8,268	10,677
	50,950	72,506
Income From Operations	20,325	20,590
Provision for Income Taxes - NOTE B	4,821	7,092
Net Income	$15,504	$13,498

Earnings (loss) per common share:
Net income (loss) per share	$0.01	$0.01

Weighted Average Shares Basic & Diluted	10,020,000	10,020,000

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Cash Flows For the Three Months Ended March 31, 2009 and March 31, 2008 (Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net Income	$15,504	$13,498
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	1,132	1,900
(Increase) Decrease in:
Accounts Receivable	1,160	(1,094)
Increase (Decrease) in:
Accrued Expenses	8,885	7,516
Income Taxes Payable	5,374	4,416
Deferred Tax Liability	(553)	2,676
Net cash provided (used) by Operating Activities	31,502	28,913
INVESTING ACTIVITIES
Acquisition of Fixed Assets	0	(1,945)
Net cash provided (used) by Investing Activities	0	(1,945)
FINANCING ACTIVITIES
Affiliate Loans	0	0
Shareholder Loans	2,170	2,170
Net cash provided (used) by Financing Activities	2,170	2,170
Net increase in cash and cash equivalents	33,672	29,138
Cash and cash equivalents at beginning of period	173,440	141,012
Cash and cash equivalents at end of period	$207,112	$170,150

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

March 31, 2009 and March 31, 2008 (Unaudited)

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

Revenue Recognition

The Company generates revenue through consulting and distribution setup services in the automotive industry.  There were no equipment sales during the three months ended March 31, 2009 and 2008.  Duties include adding / deleting distributors, establishing pricing tiers for tier distribution channels, analyzing distribution performance, aiding in collections, providing clients with competitive research, managing industry trade shows, and preparing strategic monthly reports.  The Company provides these services and bills for them on a monthly basis as they are completed.  The Company bills and is compensated on, both, a step-ladder commission basis and contract fee basis.  Pursuant to SEC Topic 13: Revenue Recognition, the Company recognizes its consulting and related other revenues when its monthly services are completed and billed pursuant to arrangements the Company has in place with its customers.

Concentration of Credit Risk

59% of the Company’s revenue, $80,727, was derived from its individual largest customer, Forward Lift, for the three months ended March 31, 2008.  50% of the Company’s revenue, $55,013, was derived from its individual largest customer, Forward Lift, for the three months ended March 31, 2009.  The Company’s President was previously the president of Forward Lift.  The Company generally collects all of its outstanding trade receivables within a sixty (60) day period.  At March 31, 2009, all receivables outstanding as of the prior December 31, 2008 year end had been collected.  The Company had no outstanding receivables from Forward Lift of as of March 31, 2009 and March 31, 2008, respectively.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

March 31, 2009 and March 31, 2008 (Unaudited)

Income Taxes

The components of the provision for income taxes are summarized as follows:

Current taxes………………………………..	5,374
Deferred taxes………………………………	(553)
Provision for income taxes………………...	4,821

The items accounting for the difference between income taxes computed at the federal and state statutory rate and the provision for income taxes are as follows:

Income tax at federal rate………………...	5,063	24.91%
State tax, net of federal tax effect………..	311	1.53%
Differences relating to cash (tax) v.
accrual (book) accounting………………	(553)	(2.72%)

Total Provision……………………………..	4,821	23.72%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v.
accrual (book) accounting……………………	2,901
Long-term Deferred Tax Liabilities:
Differences - book v. tax depreciation	201
Total Deferred Taxes…………………………...	3,102

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

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays an affiliated company, whose sole shareholder is an officer and shareholder in the Company, for a variety of outside administrative support functions.  For the three months ended March 31, 2008 and 2009, fees paid for these services were $10,800.00 and $10,800.00, respectively.  The Company has also advanced funds to / from this affiliate which are non-interest bearing.  The Company also pays another affiliated company, whose owner is a director and shareholder in the Company, for administration of corporate accounts.  Fees paid to this company for the three months ended March 31, 2008 and 2009 were $20,187.00 and $20,187.00, respectively.

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

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

March 31, 2009 and March 31, 2008 (Unaudited)

NOTE F – BENEFIT PLANS

The Company maintains a money purchase pension plan and a profit sharing plan that covers its employees.  The benefits are based on years of service and employees’ compensation.  $1,000 was the estimated funding accrued for the three months ended March 31, 2009 for the money purchase pension plan.

NOTE G – EARNINGS PER COMMON SHARE

Earnings per common share of $.01 were calculated based on a net income numerators of $15,504 and $13,498 divided by a denominator of 10,020,000 weighted-average shares of outstanding common stock basic and diluted for the periods.

NOTE H – RENT

The Company leases its principal business location at 116 W. McElroy Boulevard, Saginaw, Texas on a month-to-month basis from a company that has common owners with the Company.

NOTE I – COMPENSATION

Michael B. Cranfill, the Company’s President, was the Company’s sole employee during the three months ended March 31, 2009.  The Company has no employment agreement with Mr. Cranfill.  Mr. Cranfill’s compensation for the three months ended March 31, 2009 of $10,000.00 was determined by the Company, based on current operations.

Link to Table of Contents

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Shimoda Marketing, Inc. for the period ended March 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

c.

SMI shall earn commissions for all sales of products and services made by Rotary in the targeted territory.  The agreement is to remain in effect until December 31, 2009 with a renewable option.  There is a provision for SMI to cancel this agreement with one hundred twenty (120) days written notice to Rotary.  There is also a provision for Rotary to cancel the agreement with a minimum of thirty (30) days written notice to SMI.

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

c.

SMI and Mr. Cranfill will not sell or offer for sale any products or services which are competitive with any of the products and services in the markets CAT serves during the agreement’s term and for 180 days thereafter.  SMI and Mr. Cranfill may not serve as representative for any other competitor during the term of the agreement, which has been renewed for the period of 2009.

d.

Our current agreement expires on December 31, 2009 with annual renewable options.  Compensation for SMI’s services is at the rate of $16,666.00 per month.  All expenses are to be paid by SMI except those related to trade show attendance by SMI.

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

Our Plan of Operation for the next twelve months is to implement our expansion strategy. We had a net profit of $15,504 for the three months ended March 31, 2009.  In addition, we had total current assets of $240,444 as of March 31, 2009. Due to the efforts of our President and his generation of sales and income from consulting services, we have the necessary cash and cash equivalents to satisfy our cash requirements for the next twelve months. Failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely fail to increase our revenues. In the event we need additional funds, we cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations to the level we believe we are capable. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expansion. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, only one of our officers or directors has specifically agreed to pay our expenses should we need such assistance. Our President, Michael Cranfill, has orally agreed to continue to fund the company when additional funds are necessary. He believes it is in his best interest to continue to do so after developing his business over the past twenty-two (22) years. Accordingly, the Board of Directors does not believe it is necessary to have any contract in writing from Mr. Cranfill regarding this commitment.

For the three months ended March 31, 2008 we had net income from operations after providing for taxes of $15,504 or $0.01 per share. Our $15,504 in net income contributed to the increase in the cash on hand to a total of $207,102 at March 31, 2009.  Our current assets of $240,444 combined with our sales should satisfy our cash requirements for the next twelve months. Our financials, specifically our Statement of Operations, clearly define the type of expenditures we have had to make during the last two complete years.  We do not anticipate any major changes other than expenditures for contract labor and the cost of equipment purchases.

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

(iv) Employees

As of March 31, 2009 we had one employee, Michael B. Cranfill and three independent contractors. As our founder and President, Mr. Cranfill currently provides his time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $207,112 as of March 31, 2009 compared to $173,440 as of December 31, 2008. This increase is due mostly to cost control of our cost of sales during the first quarter of 2009 and efficiently managing operating costs.

The cash provided by operating activities during the period ended March 31, 2009 was $31,502 as compared to the cash provided during the period ended March 31, 2008 which was $28,913. Operating expenses decreased by $21,556 during the same period in large part due to the decreased professional fees and contract labor.

Results of Operations – March 31, 2009 Compared to 2008

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net profit after tax for the period ended March 31, 2009, of $15,504 compared to $13,498 for the same period in 2008.

Link to Table of Contents

Our cash flow for the period ended March 31, 2009 showed a net increase in cash of $33,672. Our revenues for the period ended March 31, 2009 were $109,758, as compared to revenues of $135,701 for the same period ended March 31, 2008.  We attribute this decrease to the normal course of business.

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

During the first quarter of 2009 and through the interim period ending March 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

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

Link to Table of Contents

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

Date: May 20, 2009

By:  /s/ Michael B. Cranfill

MICHAEL B. CRANFILL,

Chief Executive Officer

Chief Financial Officer