Form 10-Q
period 2009-06-30
SHIMODA MARKETING, INC.
filed 2009-08-14
CIK 1300414

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 12, 2009 was 10,020,000.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1. Financial Statements

SHIMODA MARKETING, INC. Balance Sheet As of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash & Cash Equivalents	$207,169	$173,440
Accounts Receivable	37,080	34,492
Total Current Assets	244,249	207,932
Fixed Assets:
Machinery & Equipment	122,603	122,603
Accumulated Depreciation	-113,204	-110,940
Total Fixed Assets	9,399	11,663
TOTAL ASSETS	$253,648	$219,595
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Current Liabilities:
Accounts Payable	$4,500	$6,899
Accrued Payroll	15,211	0
Income Taxes Payable	3,585	2,225
Deferred Tax Liability - Current	4,086	3,454
Payroll Taxes Payable	1,083	56
Pension Plan Payable	2,000	4,500
Total Current Liabilities	30,465	17,134

Long Term Liabilities:
Deferred Tax Liability - Long-Term	201	201
Due to Affiliate - NOTE D	110,001	110,001
Shareholder Loans - NOTE C	48,215	43,874
Total Long Term Liabilities	158,417	154,076
Total Liabilities	188,882	171,210
Stockholders' Equity:
Common Stock, $0.01 par value, 75,000,000 shares
authorized, 10,020,000 shares issued & outstanding	100,200	100,200
Paid in Capital	88,697	88,697
Retained Earnings	-124,131	-140,512
Total Stockholders' Equity	64,766	48,385
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$253,648	$219,595

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Operations For the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Consulting Income	$92,823	$136,525	$202,581	$272,225
	92,823	136,525	202,581	272,225
Cost of Sales - NOTE E
Labor	28,450	35,637	59,712	71,040
Overhead	7,536	8,633	14,758	15,834
	35,986	44,270	74,470	86,874
Gross Profit	56,837	92,255	128,111	185,351
Operating Expenses:
Bank Service Charges	194	30	351	129
Benefits Expense	1,006	1,545	1,790	2,536
Depreciation Expense	1,132	1,900	2,264	3,800
Contract Labor - NOTE D	1,688	15,750	11,813	30,797
Contributions	0	0	0	50
Dues and Subscriptions	159	153	210	204
Insurance	1,983	1,706	8,228	8,178
Licenses and Permits	0	0	0	86
Miscellaneous/Administrative	1,634	994	1,634	1,549
Office Supplies	1,018	1,882	1,063	3,101
Officer Salary	5,000	7,500	10,000	15,000
Outside Services - NOTE D	8,100	8,100	16,200	16,200
Professional Fees	5,423	9,683	6,523	20,349
Rent - NOTE H	7,088	6,187	14,175	12,375
Taxes	533	764	1,038	1,379
Telephone	2,286	2,461	4,633	4,750
Travel and Entertainment	19,320	18,265	27,591	28,942
	56,564	76,920	107,513	149,425
Income From Operations	273	15,335	20,598	35,926
Provision for Income Taxes - NOTE B	(604)	2,299	4,217	9,391
Net Income	$877	$13,036	$16,381	$26,535
Earnings (loss) per common share:
Net income (loss) per share	$0.01	$0.01	$0.01	$0.01

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC. Statement of Cash Flows For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	6 months ended	6 months ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income	$16,381	$26,535
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	2,264	3,800
(Increase) Decrease in:
Accounts Receivable	(2,588)	2,914
Increase (Decrease) in:
Accrued Expenses	11,339	15,486
Income Taxes Payable	1,360	6,732
Deferred Tax Liability	632	(141)
Net cash provided (used) by Operating Activities	29,388	55,326
INVESTING ACTIVITIES
Acquisition of Fixed Assets	0	(1,945)
Net cash provided (used) by Investing Activities	0	(1,945)
FINANCING ACTIVITIES
Affiliate Loans	0	0
Shareholder Loans	4,341	4,341
Net cash provided (used) by Financing Activities	4,341	4,341
Net increase in cash and cash equivalents	33,729	57,722
Cash and cash equivalents at beginning of period	173,440	141,019
Cash and cash equivalents at end of period	$207,169	$198,741

See accompanying notes and accountant’s report.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

June 30, 2009 and June 30, 2008 (Unaudited)

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2009 and June 30, 2008 ; (b) the financial position at June 30, 2008, and (c) cash flows for the six month periods ended June 30, 2009 and June 30, 2008, have been made.

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

The financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of nine months or less to be cash equivalents.

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

Revenue Recognition

The Company generates revenue through consulting and distribution setup services in the automotive industry.  There were no equipment sales during the three months ended June 30, 2009 and 2008.  Duties include adding / deleting distributors, establishing pricing tiers for tier distribution channels, analyzing distribution performance, aiding in collections, providing clients with competitive research, managing industry trade shows, and preparing strategic monthly reports.  The Company provides these services and bills for them on a monthly basis as they are completed.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

June 30, 2009 and June 30, 2008 (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition (continued)

The Company bills and is compensated on, both, a step-ladder commission basis and contract fee basis.  Pursuant to SEC Topic 13: Revenue Recognition, the Company recognizes its consulting and related other revenues when its monthly services are completed and billed pursuant to arrangements the Company has in place with its customers.

Concentration of Credit Risk

46% of the Company’s revenue, $93,811.00, was derived from its individual largest customer, Forward Lift, for the six months ended June 30, 2009. 61% of the Company’s revenue, $166,509.00, was derived from its individual largest customer, Forward Lift, for the six months ended June 30, 2008.  The Company’s President was previously the president of Forward Lift.  The Company generally collects all of its outstanding trade receivables within a sixty (60) day period.  At June 30, 2009, all receivables outstanding as of the prior December 31, 2008 year end had been collected.  The Company had no outstanding receivables from Forward Lift of as of June 30, 2009 and June 30, 2008, respectively.

Income Taxes

The components of the provision for income taxes for the six months ended June 30, 2009 are summarized as follows:

Current taxes………………………………..	3,585.00
Deferred taxes………………………………	632.00
Provision for income taxes…………………	4,217.00

The items accounting for the difference between income taxes computed at the federal and state statutory rate and the provision for income taxes are as follows:

Income tax at federal rate…………………	3,305.00	16.05%
State tax, net of federal tax effect………..	280.00	1.36%
Differences relating to cash (tax) v.
accrual (book) accounting………………	632.00	3.06%
Book v. tax depreciation	0.00	0.00%
Total Provision……………………………..	4,217.00	20.47%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v.
accrual (book) accounting……………………	4,086.00
Long-term Deferred Tax Liabilities:
Differences - book v. tax depreciation	201.00
Total Deferred Taxes…………………………...	4,287.00

The components of the provision for income taxes for the six months ended June 30, 2008 are summarized as follows:

Current taxes………………………………..	8,901.00
Deferred taxes………………………………	490.00
Provision for income taxes………………...	9,391.00

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

June 30, 2009 and June 30, 2008 (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income Taxes (continued)

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

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Current Deferred Tax Liabilities:
Differences relating to cash (tax) v. accrual (book) accounting	3,716.00
Long-term Deferred Tax Liabilities:
Differences - book v. tax depreciation	940.00
Total Deferred Taxes…………………………...	4,656.00

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

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays an affiliated company, whose sole shareholder is an officer and shareholder in the Company, for a variety of outside administrative support functions.  For the six months ended June 30, 2009 and 2008, fees paid for these services were $21,600 and $21,600, respectively.  The Company has also advanced funds to / from this affiliate which are non-interest bearing.  The Company also pays another affiliated company, whose owner is a director and shareholder in the Company, for administration of corporate accounts.  Fees paid to this company for the six months ended June 30, 2009 and 2008 were $40,374 and $40,374, respectively.

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

NOTE F – BENEFIT PLANS

The Company maintains a money purchase pension plan and a profit sharing plan that covers its employees.  The benefits are based on years of service and employees’ compensation.  Two thousand dollars ($2,000) was the estimated funding accrued for the six months ended June 30, 2009 and $3,000 was the estimated funding accrued for the six months ended June 30, 2008, respectively for the money purchase pension plan.

Link to Table of Contents

SHIMODA MARKETING, INC.

Notes to Financial Statements

June 30, 2009 and June 30, 2008 (Unaudited)

NOTE G – EARNINGS PER COMMON SHARE

Earnings (loss) per common share were calculated based on a net income numerator for each period divided by a denominator of 10,020,000 weighted-average shares of outstanding common stock.  The denominator was calculated based on the following issuances of common stock during the six months ending June 30, 2009 and 2008:

January 1, to June 30, 2008 – 10,020,000 common shares outstanding

January 1, to June 30, 2009 – 10,020,000 common shares outstanding

These calculations have been restated to give retroactive effect to the September 30, 2005 100:1 forward stock split along with the October 20, 2008 6:1 forward stock split.

NOTE H – RENT

The Company leases its principal business location at 116 W. McElroy Boulevard, Saginaw, Texas on a month-to-month basis from a company that has common owners with the Company.

NOTE I – COMPENSATION

Michael B. Cranfill, the Company’s President, was the Company’s sole employee during the six months ended June 30, 2009 and 2008.  The Company has no employment agreement with Mr. Cranfill. Mr. Cranfill’s compensation for the six months ended June 30, 2009 and 2008 of $20,000 and $30,000, respectively, was determined by the Company, based on current operations.

Link to Table of Contents

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Shimoda Marketing, Inc. for the period ended June 30, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

We intend to establish three (3) account managers by March 2010. Each of the three (3) account managers will be assigned to a specific account:

1.

Rotary Lift, a subsidiary of Dover Corporation

Link to Table of Contents

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

3.

National Account Resource Division (NARD) and Cu-bic Space LLC

a.

We do not have an agreement in place with NARD but are in negotiations. We do have a sales and operating service acknowledgement established with Cu-bic Space, LLC.  We plan to maximize our services nationally by the third quarter of 2009. We believe it is appropriate for us to have a presence in the major cities so that we can work effectively with local small businesses as well as the large commercial market segment. We plan to raise additional funds through other financing arrangements, such as borrowings. If we are not able to raise additional funds, we will likely not be able to expand our operations.

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

Our Plan of Operation for the next twelve months is to implement our expansion strategy. We had a net profit of $16,381 for the six months ended June 30, 2009.  In addition, we had total current assets of $244,249 as of June 30, 2009. Due to the efforts of our President and his generation of sales and income from consulting services, we have the necessary cash and cash equivalents to satisfy our cash requirements for the next twelve months. Failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely fail to increase our revenues. In the event we need additional funds, we cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations to the level we believe we are capable. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expansion. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, only one of our officers or directors has specifically agreed to pay our expenses should we need such assistance. Our President, Michael Cranfill, has orally agreed to continue to fund the company when additional funds are necessary. He believes it is in his best interest to continue to do so after developing his business over the past twenty-two (22) years. Accordingly, the Board of Directors does not believe it is necessary to have any contract in writing from Mr. Cranfill regarding this commitment.

For the six months ended June 30, 2009 we had net income from operations after providing for taxes of $16,381 or $0.01 per share. Our $16,381 in net income contributed to the increase in the cash on hand to a total of $207,169 at June 30, 2009.  Our current assets of $244,249 combined with our sales should satisfy our cash requirements for the next twelve months. Our financials, specifically our Statement of Operations, clearly define the type of expenditures we have had to make during the last two complete years.  We do not anticipate any major changes other than expenditures for contract labor and the cost of equipment purchases.

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

Link to Table of Contents

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

Our website, www.shimoda.us, will be transformed into an interactive website providing easy access for federal and state procurement offices, architects and general contractors, and purchasing managers of the targeted large clients SMI will seek. A company brochure detailing our offerings and detailing our national service network will be completed fourth quarter 2009. The cost of our brochure will be linked to our capability brochures featuring our various products and services.  We anticipate that it will cost an estimated $2,000 - $4,000 for our brochures, when monies become available for this effort.

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

Link to Table of Contents

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

(iv) Employees

As of June 30, 2009 we had one employee, Michael B. Cranfill and three independent contractors. As our founder and President, Mr. Cranfill currently provides his time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $207,169 as of June 30, 2009 compared to $173,440 as of December 31, 2008. This increase is due mostly to cost control of our cost of sales during the first six months of 2009 and efficiently managing operating costs.

The cash provided by operating activities during the period ended June 30, 2009 was $29,388 as compared to the cash provided during the period ended June 30, 2008 which was $55,326. Operating expenses decreased by $41,912 during the same period in large part due to the decreased professional fees and contract labor and overall decline of business in the automotive sector.

Results of Operations – June 30, 2009 Compared to 2008

The decline in sales for the period is directly related to our clients position in the hard stricken automotive sector  - where new car sales are down YTD by -35%. At the same time vehicle miles driven in USA have dropped significantly. The results of this environment has been that capital expenditures which we are paid fees have been substantially reduced in 2009.

Actions have been taken to reduced our overhead (-14%) and operating costs (-28%) to offset reductions of income.  The results of these actions will be reflected in later financial reports.

Link to Table of Contents

At the same time, a major industry reseller has agreed to enter an agreement with SMI to provide nationwide services in coordinating turnkey installations of a new product launched in the third quarter. Revenue from this agreement is anticipated in September.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net profit after tax for the period ended June 30, 2009, of $16,381 compared to $26,535 for the same period in 2008.

Our cash flow for the period ended June 30, 2009 showed a net increase in cash of $33,729. Our revenues for the period ended June 30, 2009 were $202,581, as compared to revenues of $272,225 for the same period ended June 30, 2008.  We attribute this decrease to the overall decline of business in the automotive sector.

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

During the second quarter of 2009 and through the interim period ending June 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending June 30, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

Date: August 13, 2009

By:  /s/ Michael B. Cranfill

MICHAEL B. CRANFILL,

Chief Executive Officer

Chief Financial Officer